Form 10-Q
period 2005-06-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2005-08-22
CIK 1260793

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: _____________

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	56-2356626
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

(617)624-8900
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	__	No	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	__	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

20,000 share of common stock, par value $.001 per share, outstanding as of June 30, 2005

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2-3
Consolidated Statements of Changes in Partners' Capital	4
Consolidated Statements of Cash Flows	5
Consolidated Notes to Financial Statements	6-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Boston Capital Real Estate Investment, Trust Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
REAL ESTATE
Land	$29,033,719	$29,033,719
Building and improvements	134,115,816	133,527,539
Personal property	7,119,515	6,805,422

	170,269,050	169,366,680
Less accumulated depreciation	10,261,230	7,564,403

	160,007,820	161,802,277

OTHER ASSETS
Cash	1,181,914	1,057,543
Accounts receivable-tenants	137,126	146,605
Prepaid expenses	121,392	221,935
Utility deposits	42,373	40,900
Tenants' security deposits	457,199	433,864
Reserves and escrows	2,360,161	2,465,273
Financing costs, net of accumulated amortization of $783,074 and $623,619, respectively	1,272,590	1,432,046
Other assets	1,399,007	1,077,501

	$166,979,582	$168,677,944

LIABILITIES AND SHAREHOLDER'S DEFICIT

Line of credit-affiliate	$56,596,665	$56,596,665
Interest payable on line of credit	485,048	325,501
Mortgage notes payable	120,569,406	120,595,521
Accounts payable and accrued expenses	1,533,954	2,104,784
Due to related party	2,419,299	1,353,759
Management fee payable	21,166	21,166
Real estate taxes payable	443,237	84,397
Unearned rental revenue	116,887	96,014
Tenant security deposits	461,633	438,391

	182,647,295	181,616,198

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued, and outstanding
Common stock, $.001 par value, 350,000,000 shares authorized, 20,000 shares issued, and outstanding	20	20
Additional paid-in capital	199,980	199,980
Accumulated deficit	(15,867,713)	(13,138,254)

	(15,667,713)	(12,938,254)

	$166,979,582	$168,677,944

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2005	2004

TOTAL RENTAL AND OTHER REVENUE	$5,821,678	$5,027,396

OPERATING COSTS
Property operating costs	1,868,301	2,149,917
General and administrative	617,889	532,279
Depreciation and amortization	1,434,326	774,823
Management fees-related party	281,413	189,501
Organization costs	-	-
Portfolio management fee-related party	109,066	109,066
Other expenses	-	39,164

	4,310,995	3,794,750
OPERATING INCOME	1,510,683	1,232,646

INTEREST EXPENSE
Interest expense on line of credit-affiliate	1,359,106	1,359,106
Interest expense-other	1,511,467	1,507,999

	2,870,573	2,867,105

NET LOSS	$(1,359,890)	$(1,634,459)

LOSS PER SHARE-BASIC AND DILUTED	$(68)	$(82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	20,000	20,000

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30,
(Unaudited)

	2005	2004

TOTAL RENTAL AND OTHER REVENUE	$11,527,630	$10,417,790

OPERATING COSTS
Property operating costs	3,745,295	4,287,222
General and administrative	1,236,664	1,158,113
Depreciation and amortization	2,855,748	2,224,595
Management fees-related party	479,886	384,375
Organization costs	-	180,400
Portfolio management fee-related party	218,132	218,132
Other expenses	-	75,903

	8,535,725	8,528,740
OPERATING INCOME	2,991,905	1,889,050

INTEREST EXPENSE
Interest expense on line of credit-affiliate	2,703,277	2,718,212
Interest expense-other	3,018,087	3,018,603

	5,721,364	5,736,815

NET LOSS	$(2,729,459)	$(3,847,765)

LOSS PER SHARE-BASIC AND DILUTED	$(136)	$(192)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	20,000	20,000

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended June 30, 2005
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance as of December 31, 2004	20,000	$20	$199,980	$(13,138,254)	$(12,938,254)

Net income (loss)	-	-	-	(2,729,459)	(2,729,459)

Balance as of June 30, 2005	20,000	$20	$199,980	$(15,867,713)	$(15,667,713)

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)
	2005	2004
Cash flows from operating activities
Net loss	$(2,729,459)	$(3,847,765)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	2,855,748	2,224,595
(Increase) decrease in accounts receivable-tenants	9,479	(6,214)
(Increase) decrease in prepaid expenses	100,543	145,604
(Increase) decrease in security Deposits - asset	(23,335)	65,525
(Increase) decrease in reserves and escrows	(410,086)	(491,345)
Increase (decrease) in payable and accrued expenses	(570,830)	1,165,892
Increase (decrease) in interest payable on line of credit - affiliate	159,548	(731,448)
Increase (decrease) in due to related party	218,132	-
Increase (decrease) in management fee payable	-	388,008
Increase (decrease) in real estate taxes payable	358,840	330,013
Increase (decrease) in unearned rental revenue	20,873	9,876
Increase (decrease) in tenants' security deposits - liability	23,242	11,808

Net cash provided by (used in) operating activities	12,695	(735,451)

Cash flows from investing activities
Investment in real estate	(903,310)	(201,670)
(Increase) decrease in reserves and escrows	515,198	4,860,004
(Increase) decrease in construction in progress	-	(4,030,791)

Net cash provided by (used in) investing activities	(388,112)	627,543

Cash flows from financing activities
Payment of mortgage note payable	(26,115)	(25,599)
Increase (decrease) in due to related party	847,409	-
Payment of deferred offering costs	(321,506)	-

Net cash provided by (used in) financing activities	499,788	(25,599)

NET INCREASE (DECREASE) IN CASH	124,371	(133,507)

Cash, beginning	1,057,543	1,111,871

Cash, end	$1,181,914	$978,364

Interest paid	$5,561,817	$6,468,266

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc. (the "Company"), a Maryland Corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. The Company is a real estate company engaged in the acquisition, ownership, management, and operation of market rate multifamily properties. Assuming the sale of at least 2,950,000 shares in the offering described below, the Company will elect to be taxed as a real estate investment trust for federal income tax purposes; commencing with the taxable year ended December 31, 2005. The Company was initially capitalized by offering 20,000 shares of $.001 par value common stock to an affiliated entity. The offer price of $10 per share resulted in gross proceeds of $200,000.

The Company's day-to-day activities are managed by Boston Capital REIT Advisors, LLC, an affiliate of the Company and the Company's advisors under the terms and conditions of an advisory agreement. The Company has no employees of its own. Boston Capital REIT Advisors, LLC, is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, the Company's Chairman and Chief Executive Officer, owns the general partner of and a limited partnerships interest in Boston Capital Holdings Limited Partnership.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective June 22, 2005 in connection with a public offering of up to 100,000,000 shares of its common stock. The Company began offering shares on July 1, 2005. The offering will terminate at the earlier of June 22, 2007 (24 months from the effective date) or the failure to raise the minimum offering of 2,950,000 shares prior to the expiration of the Company's line of credit, provided that the Company is unable to extend the line of credit. The Company has the right to terminate the offering at any time prior to these dates. All monies raised by the offering prior to selling the minimum shares will be placed in an escrow account and earn interest at savings account rates based on the balance held in the account, currently 1.45% per annum. . The offering will be made on a best efforts basis; however, if the minimum shares required are not met by the termination date, the escrowed funds along with accrued interest will be returned to the investors.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The consolidated condensed financial statements as of June 30, 2005 and for the three and six months then ended have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

The Company's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the December 31, 2004 audited financial statements and notes included in the Company's related prospectus.

Basis of Accounting

The consolidated financial statements have been prepared using the accrual method of accounting.

Organization Costs

Organization costs are expensed as incurred.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

Principles of Consolidation

The Company controls, through ownership and by agreement, the operating limited liability companies and their respective subsidiaries that own apartment communities in which the Company has an interest, all of which are consolidated within the Company for financial reporting purposes. All inter-company accounts and transactions have been eliminated in consolidation.

Boston Capital Real Estate Investment Trust, Inc. controls BCMR Seattle, A Limited Partnership, which controls BC-GFS LLC (an operating limited liability company), whose wholly-owned subsidiaries own legal fee simple title to the Seattle portfolio communities.

Boston Capital Real Estate Investment Trust, Inc. is the sole member of BCMR Jacksonville, LLC, which controls BC-Bainbridge LLC (an operating limited liability company) whose wholly-owned subsidiaries own legal fee simple title to the Jacksonville portfolio communities.

Boston Capital Real Estate Investment Trust, Inc. is the sole member of BCMR Portland, LLC, which controls BC-GFS II LLC (an operating limited liability company), whose wholly-owned subsidiaries own legal fee simple title to the Portland portfolio communities.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered to be cash equivalents. The Company has no cash equivalents.

Accounts Receivable

Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management's estimate of the allowance will change.

Revenue Recognition

Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from on a straight-line basis. Leases for the rental of an apartment unit are generally year-to-year, renewable upon consent on an annual or monthly basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

Real Estate and Acquisitions

Real estate is carried at cost. Depreciation is computed under the straight-line method using service lives of 7 years for personal property, 5 - 10 years for improvements and 40 years for buildings. Depreciation expense for the six months ended June 30, 2005 and 2004 was $2,696,906 and $2,014,382, respectively.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

On May 15, 2003, the Company acquired all assets, liabilities, contracts, leases, rights, and titles to the Seattle portfolio from BCMR Seattle, Inc., who is the predecessor for accounting purposes. Assets and liabilities were recorded by the Company at fair value, which is not materially different than the predecessor's historical cost, established at the original purchase during December 2002.

In accordance with SFAS No. 141, "Business Combinations," the Company accounts for real estate acquisition using the purchase method of accounting. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on the Company's determination of the relative fair values of these assets. The Company determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by the Company in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The Company also estimates costs to execute similar leases including leasing commissions, legal and other related costs.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. Our leases do not currently include fixed-rate renewal periods.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on the Company's evaluation of the specific characteristics of each tenant's lease. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

For long-lived assets to be held and used, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it will sell the asset.  Long-lived assets held for disposition and the related liabilities are separately reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for disposition.

The Company has not recognized an impairment loss in the period from May 15, 2003 (inception) through June 30, 2005 on any of its communities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company expects to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2005. The Company has been organized and operated in a manner that it believes will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company will not be required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to the shareholders.

Amortization

Financing costs are amortized over the term of the respective mortgage loans using the effective interest method.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period.

Deferred Offering Costs

In connection with the share offering, the Company has incurred or will incur legal, accounting, and related costs, which have been or will be paid for by advances from an affiliate. These advances will be reimbursed by the Company upon the consummation of the offering. Costs incurred through June 30, 2005 are reflected in other assets and will be deducted from the gross proceeds of the offering.

Recent Accounting Pronouncements and Interpretations

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revised Interpretation (FIN 46R), which replaces the original FIN 46. FIN 46R clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of expected losses from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46R apply immediately to variable interest entities created after December 31, 2003 and apply to older entities in the first annual period beginning after December 15, 2004. The Company controls the underlying real estate entities and already presents its financial statements on a consolidated basis; therefore, adoption of FIN 46R has not had a material effect on the Company's consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption of for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the period restated. This standard does not have an affect on the Company's financial statements as the Company does not currently provide any share-based payments to its employees.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("Issue 04-5), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company for new or modified limited partnerships effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 is not expected to have any effect on net income.

NOTE C - MORTGAGE NOTES PAYABLE

2005
Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.67% and mature on January 1, 2008. Monthly interest only payments of $147,300. The notes are secured by first mortgages and deeds of trust on the communities in the Seattle portfolio.	$37,850,000

Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt Investors Foreign Fund. The notes bear interest at 12% and mature on December 31, 2007. Monthly principal and interest payments of $85,522 are required with a balloon payment due at maturity. Amortization is calculated based on a 25 year term. Upon maturity, the Company can either make a balloon payment for any unpaid principal or convert the note to a fixed or floating interest rate term loan. The notes are secured by second mortgages and deeds of trust on the communities in the Seattle portfolio.	8,012,406

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at rates from 4.26% to 4.32% and mature on June 1, 2010. Monthly interest only payments of $126,391 are required beginning. The notes are secured by mortgages and deeds of trust on the communities in the Jacksonville portfolio.	35,374,000

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.58% and mature on June 1, 2010. Monthly interest only payments of $148,154 are required. The notes are secured by mortgages and deeds of trust on the communities in the Portland portfolio.	39,333,000

$120,569,406

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE C - MORTGAGE NOTES PAYABLE (Continued)

Aggregate maturities of the above notes payable for the next five years and thereafter are as follows:

June 30, 2006	$60,223
2007	61,881
2008	45,740,302
2009	-
2010	74,707,000
Thereafter	-

Total	$120,569,406

NOTE D - LINE OF CREDIT

The Company has a $60,000,000 line of credit with BCP Funding LLC, a related party. The line bears "base" interest at 9.5% and "bonus" interest at 5.3% and originally matured on May 31, 2004 with the option of a six-month extension, which the company exercised. On September 1, 2004, the Company was granted an extension through May 31, 2005. On March 11, 2005, the Company was granted an extension through January 1, 2006. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. Base interest shall accrue in arrears and any unpaid base interest shall accrue and be added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest shall accrue but will not be added to principal. Accrued bonus interest shall be payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date shall not be due or payable. The Company does not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in these financial statements. The line is secured by the Company's interests in BCMR Seattle, a Limited Partnership, BCMR Jacksonville, LLC and BCMR Portland, LLC and the outstanding shares of the Company. As of June 30, 2005, $56,596,665 was outstanding on the line. During the six month periods ended June 30, 2005 and 2004, base interest of $2,703,772 and $2,718,212, respectively, was incurred and $485,048 remains payable as of June 30, 2005.

NOTE E - INCOME TAXES

The Company expects to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2005. The Company has been organized and operated in a manner that it believes will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company will not be required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to the shareholders. Accordingly, the Company has not recorded any current or deferred taxes for the period ended June 30, 2005. However, qualification and taxation as a REIT depends upon the Company's ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE E - INCOME TAXES (Continued)

During the period ended June 30, 2004, the Company incurred a pre-tax loss of approximately $3.9 million, which is available to offset future income for up to 20 years from the year incurred. A deferred tax asset of $1.5 million was established on June 30, 2004, based on the net operating loss available to be carried forward using a federal tax rate of 34% and a state and local tax rate of 6%. However, a valuation allowance of $1.5 million was established as of June 30, 2004, due to the uncertainty as to whether the Company will be able to use the tax loss carryforward.

NOTE F - RESERVES AND ESCROWS

As of June 30, 2005 the Company maintained the following reserve and escrow accounts:

Reserve/Escrow	Restriction/Purpose		2005 Balance

Real estate taxes and insurance escrows	Payment of real estate taxes and property insurance		$879,237

Replacement reserve	To fund the purchase/ replacement of personal property.		15,605

Portfolio reserve	To fund operating deficits of the properties and to fund payment of the preferred return reserve in the event the preferred return reserve is depleted.		83,797

Capital improvements escrow	To fund building improvements and renovations of the properties		915,942

Completion escrow	To fund the rehabilitation and improvements of the Jacksonville portfolio as required by the mortgage lender.		-

Investment escrow	To fund improvements of the Jacksonville portfolio and to fund payment of the preferred return.		262,173

Working capital reserve	To fund working capital needs and pay operating expenses.		203,407

Total		$	$ 2,360,161

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE G - RELATED PARTY TRANSACTIONS

Line of Credit

As of June 30, 2005 $56,596,665 was outstanding on the line of credit with BCP Funding LLC, an affiliate of the Company (see note D). During the six month periods ended June 30, 2005 and 2004, base interest of $2,703,772 and $2,718,212, respectively, was incurred and $485,048 remains payable as of June 30, 2005.

Management Fees

During the six months ended June 30, 2005 and 2004, property management fees of $391,796 and $372,623 were paid to an affiliate of the managing members of the operating limited liability companies in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee in connection with management of the Seattle and Jacksonville portfolios is 3.5% of gross revenue. The fee in connection with management of the Portland portfolio is 4.0%, of which .5% is payable only after the Company has received the preferred return on its unreturned capital contribution as described in the Company's Registration Statement and related prospectus. These fees are included in management fees - related party on the consolidated statements of operations.

During the six months ended June 30, 2005 and 2004, excess operating cash flow distributions of $88,040 and $11,752, respectively, were paid to the managing member of the Seattle portfolio under the conditions stated in the partnership agreement of BCMR Seattle, a Limited Partnership. These payments are shown as management fees - related party on the consolidated statements of operations.

Offering, Acquisition and Organizational Costs

During the six months ended June 30, 2005 and 2004, an affiliate of the Company paid $431,729 and $90,613, respectively, of legal, accounting and other costs incurred in connection with the offering on behalf of the Company. During the six months ended June 30, 2005 and 2004, an affiliate of the Company paid $26,045 and $0, respectively, of expenses on behalf of the Company, which included accounting fees, legal expenses and travel costs. As of June 30, 2005 the amount due to related parties for organization, deferred offering costs and expenses paid totaled $1,670,545.

The Company incurred acquisition and capitalization fees of $421,144 and $470,908 relating to the acquisition of the Portland and Jacksonville portfolios respectively during 2003. These amounts were paid to a related party and are included in the cost of rental property on the consolidated balance sheets as of June 30, 2005.

Portfolio Management Fee

During the six months ended June 30, 2005 and 2004, an affiliate of the Company earned portfolio management fees of $218,132 in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. As of June 30, 2005, $748,754 remained payable and was included in due to related party on the consolidated balance sheets.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE H - SHAREHOLDER EQUITY

On June 22, 2005 the Company's public offering of 100,000,000 of shares of common stock, par value $.001 per share, was declared effective by the Securities and Exchange Commission. At the commencement of the offering 20,000 shares of common stock were issued and outstanding, all of which were owned by an affiliate of the advisor of the Company. These are the only shares that were issued and outstanding as of June 30, 2005.

NOTE I - GUARANTEES

John A. Goodman, an affiliate of the operator of the Seattle portfolio, has irrevocably and unconditionally guaranteed payment of the $37,850,000 note payable related to the Seattle portfolio, whether at maturity or earlier, by reason of acceleration or otherwise.

Boston Capital Companion Limited Partnership, an affiliate of the Company, has guaranteed payment and performance of all of the obligations of the line of credit with BCP Funding, LLC. This guarantee is an absolute, unconditional and continuing guarantee. The recourse for this guarantee is absolutely and strictly limited to such guarantor's 20,000 common shares of the Company, along with any additional shares purchased by the guarantor.

Richard A. Schechter and Sheila Mead, affiliates of the operator of the Jacksonville portfolio, have provided limited guarantees of payment on two of the notes totaling $16,274,000 related to the Jacksonville portfolio. Personal liability is limited to situations such as failure to pay rents to which the lender is entitled in the event of a default, failure to apply insurance or condemnation proceeds as required by the lender, fraud or written material misrepresentation, acquisition of any property or operation of any business not permitted by the security instrument, failure to first apply rents to pay reasonable operating expenses and commencement of voluntary bankruptcy.

NOTE J - FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value of its financial instruments, the Company uses available market information and appropriate valuation methodologies, such as discounted cash flow analysis. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Cash, accounts receivable - tenants and due from related party are financial assets with carrying values that approximate fair value. Line of credit - affiliate, interest payable on line of credit - affiliate, notes payable, accounts payable and accrued expenses, due to related party, management fee payable, and real estate taxes payable are financial liabilities with carrying values that approximate fair value.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004
(Unaudited)

NOTE K - GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. The Company has extended its line of credit through January 1, 2006, however if the amount of capital raised during the offering is not sufficient to pay the outstanding balance and/or the Company is unable to have the line extended, the Company could lose it's interest in some or all of the properties, as described in Note D and Real Estate Assets of Item 2. If the Company were to lose it's interest in some or all of the properties, it is possible that the Company would not be able to continue as a going concern.

The Company's offering was declared effective by the Securities and Exchange Commission on June 22, 2005 and the Company has initiated its sales and marketing efforts. Although management has indicated its belief that the offering will yield sufficient proceeds to pay the line of credit, and the Company is operating its business under that assumption, as with any offering conducted on a best-efforts basis, there is no guarantee that the offering will in fact result in the anticipated proceeds. Should sufficient capital not be raised, management has indicated its intention to request to have the line of credit extended Although the lender under the line of credit has previously granted an extension and, to management's knowledge, the lender has not indicated that an extension would not be granted, there is no guarantee that an additional extension will in fact be granted.

NOTE L - SEGMENT DISCLOSURE

SFAS 131 generally defines an operating segment as a component of an enterprise whose operating results are regularly reviewed to make decisions about resources to be allocated to the segment and assess its performance. The Company's business is to acquire, own, manage and operate market rate multifamily properties. Although property performance is evaluated on an individual basis, the properties have similar classifications, income and expense types and operations. Therefore, they are all classified into one reportable unit.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Forward-looking statements in this report are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

  Anticipated capital expenditures for replacements and building improvements all reflect the Company's best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;
  Sources of capital to the Company or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;
  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Company's control; and
  Additional factors as discussed in the Company's registration statement and related prospectus, particularly those under "Risk Factors".

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The company was formed on May 2, 2003, and has limited operating history. To date our operations consist of acquiring interests in the apartment communities described in this prospectus. These interests have been purchased by means of the line of credit described below. Once we sell enough shares to repay the amount we have borrowed under the line of credit to acquire our interest in the communities, we will experience a relative increase in liquidity as we sell additional shares, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of the communities.

We expect that we will acquire properties by paying the entire purchase price of each property in cash or for equity securities, or a combination thereof, and the remainder with permanent mortgage financing which will encumber all or certain properties. Though we have no current plans to do so, if our directors deem it advisable, we may take additional loans on all or certain communities, if favorable terms are available, and use the proceeds from such loans to acquire additional properties or increase cash flow. In the event that this offering is not fully sold, our ability to diversity our investments may be diminished.

We intend to qualify and remain qualified as a REIT under the Internal Revenue Code for as long as being so qualified affords us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and your yield on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REI*T for federal income tax purposes during the year ended December 31, 2005, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the communities, other than those referred to in the Company's prospectus.

Liquidity and Capital Resources

It is anticipated that the Company's primary source of funds will be the proceeds of its public offering. Other sources of liquidity currently available include (i) cash distributions from investments in real estate (ii) interest earned on capital raised and held pending investment and (iii) a line of credit.

The Company intends to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of its share offering. The proceeds of the offering and the current line of credit provide sources of funds needed to make such acquisitions and commitments. The offering is being made on a best efforts basis; however if the minimum offering of 2,950,000 shares is not met by July 1, 2007, escrowed investor deposits along with accrued interest will be returned to the investors. As of the quarter ended June 30, 2005 the Company had not met the minimum offering requirement. Properties acquired as of June 30, 2005 were purchased with financing obtained on a line of credit. Cash of $1,181,914 at June 30, 2005 consisted of cash generated by property operations. All cash is held in money market or checking accounts.

During the three and six months ended June 30, 2005, the Company received a total of $1,287,843 and $2,510,417, respectively, in distributions from the properties, all of which was used to pay interest on the Company's line of credit. Distributions are generally received within 15 days after month end. Accordingly, the three-month figure represents cash available from operations for March through May 2005 and the six-month figure represents cash available from operations for December 2004 through May 2005.

Line of Credit

The Company has a $60,000,000 line of credit with BCP Funding LLC, an affiliate of the Company and on affiliate of the Company's advisor related party. The line bears "base" interest at 9.5% and "bonus" interest at 5.3% and originally matured on May 31, 2004 with the option of a six-month extension, which the company exercised. On September 1, 2004, the Company was granted an extension through May 31, 2005. On March 11, 2005, the Company was granted an extension through January 1, 2006. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. Base interest shall accrue in arrears and any unpaid base interest shall accrue and be added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest shall accrue but will not be added to principal. Accrued bonus interest shall be payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date shall not be due or payable. The Company does not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in the Company's financial statements. The line is secured by the Company's interests in BCMR Seattle, a Limited Partnership, BCMR Jacksonville, LLC and BCMR Portland, LLC and the outstanding shares of the Company. As of June 30, 2005, $56,596,665 was outstanding on the line. During the six month periods ended June 30, 2005 and 2004, base interest of $2,703,772 and $2,718,212, respectively, was incurred and $485,048 remains payable as of June 30, 2005.

Contractual Obligations

The Company pays operating expenses and interest expense from cash generated from property operations. Below is a summary of the Company's other material liability obligations by maturity.

	2006		2007	2008	2009	2010	Total

Mortgages	$60,223		$61,881	$45,740,302	$-	$74,707,000	$120,569,406
Line of Credit	56,596,665	a	-	-	-	-	56,596,665
Due to Related Party	2,419,299	b	-	-	-	-	2,419,299

Total	$59,076,187		$61,881	$45,740,302	$-	$74,707,000	$179,585,370

  It is anticipated that proceeds from the Company's public offering will be used to repay the line of credit financing.
  Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from the Company's public offering is sufficient to pay the obligations.

Real Estate Assets

As of June 30, 2005 and 2004 the Company owned interests in 10 properties in 3 portfolios as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 06/30/05	Occupancy Rate as of 06/30/04

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	94%	95%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	94%	93%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	99%	94%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	98%	95%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 06/30/05	Occupancy Rate as of 06/30/04

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	88%	90%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	91%	89%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	95%	94%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 06/30/05	Occupancy Rate as of 06/30/04

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	96%	86%
Oaks at Timuquana Apartments	Jacksonville, FL	228	May 22, 2003	91%	90%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	97%	89%

Results of Operations

Comparison of Operations Six Months ended June 30, 2005 and 2004

The following summarizes changes in the Company's operations for the six-month period ended June 30, 2005, from the six-month period ended June 30, 2004. Net income for the six months ended June 30, 2005 improved from the same prior period by approximately $1.1million, or 29%. Primarily as a result of increased rental income, decreased operating expenses, increased depreciation expense and decreased organization expense. No acquisition or disposition of assets was made between January 1, 2004 and June 30, 2005; therefore all changes in operations occurred from the same units owned in each six month period.

Revenue

Revenues increased slightly in excess of $1.1 million, or 10.65%, in the current six-month period. All of the apartment complexes within the Jacksonville portfolio experienced increased revenues in the current period. Collection loss at the three Jacksonville properties, which is charged against revenue, increased during 2004. As a result, management changed credit reporting agencies and increased credit standard requirements for all new tenants. The result has been an improved tenant profile and a reduction in collection loss. Additionally, two Jacksonville properties, Bay Point Apartments and Oaks at Timuquanah Apartments, were acquired with the intention of renovating between 53% and 69% of the units, respectively. These renovations were completed throughout 2003 and 2004, and all units were back in service by the beginning of 2005. These improvements enabled the complexes to increase rental rates at Bay Point and Oaks at Timuquanah by averages of 4.9% and 8.2%, respectively on the renovated units. Occupancy has stabilized at both apartment complexes with improved revenues as a result of the increased occupancy and higher rental rates. A strengthening of the local market at Spicewood Springs, in Jacksonville, FL improved occupancies at that complex. Revenues at Wellington Apartments, in Silverdale, WA also improved in the current year due to improved occupancy. In the prior year the apartment complex lost 15% of its leases when an aircraft carrier stationed in the area departed. In January 2005 another ship arrived which enabled the property to stabilize occupancy and increase rental rates.

Property operating costs

Property operating costs decreased approximately $540,000 or 12.6% in the current six-month period. The decrease in property and operating costs can be attributed to change in treatment of certain non-recurring rehabilitation and capital expenses in the current year versus the prior year. Non-recurring rehabilitation and capital expenses incurred in the prior period were charged to property and operating costs during the six month ended June 30, 2004 by the Portland and Seattle portfolios. During the property audits for December 31, 2004, some of these costs were deemed material enough to be capitalized and were moved to building improvements. Other costs were not deemed material and were charged to operations as of year end. All such costs incurred in the current year have been deemed material and have been capitalized to building and improvements and are being amortized in accordance with the Company's capitalization policy. Most of the costs incurred in 2004 that were charged to operations were at Settler's Point Apartments, in Salt Lake City, UT and were for converting swamp coolers to air conditioning, lighting improvements and exterior upgrades. Costs incurred in the current year and charged to capital improvements were at Bridge Creek Apartments, in Portland, OR and were for parking lot re-paving.

General and administrative and Other expenses

General and administrative expenses increased and other expenses decreased in approximately equal amounts. General and administrative expenses incurred at the portfolio level were classified as other expenses in the prior period and have more appropriately been classified as general and administrative costs in the current period.

Depreciation and amortization

Depreciation expense increased $630,000 or 28.4% in the current six month period. As disclosed above, capital improvements were made at the properties in all three portfolios throughout 2004 and in the first six months of 2005. These improvements are being depreciated over their estimated useful lives and have increased deprecation expense accordingly.

Management fees-related party

Related party management fees increased approximately $95,500 or 24.9% in the current six month period. Property management fees are directly tied to rental revenues and accordingly are expected to increase with increases in rental income. The property management companies are also entitled to incentive management fees when distributions available from operations exceed certain predefined returns on the Company's investment. Operations at the Seattle portfolio that met such criteria in the six-months ended June 30, 2005 exceeded the amount of operations that met such criteria in the six-months ended June 30, 2004 and also affected the increase in related party management fees.

Organization costs

Organization costs decreased by approximately $180,000 to zero, in the current six-month period. Organization costs are expensed as incurred in accordance with GAAP. Organization of the Company and the portfolios was complete as of December 31, 2004 and no additional properties have been acquired in the current six month period. As a result, the Company has not incurred any organization costs in the current period.

Portfolio management fee-related party

There was no change in related party portfolio management fee in the six-month period ended June 30, 2005 from the six-month period ended June 30, 2004. The portfolio management fee is based on the development cost of the Company's communities, and the Company did not have any acquisition or disposal of property during the comparative periods.

Interest Expense

There was no material change in interest expense in the six-month period ended June 30, 2005 from the six-month period ended June 30, 2004.

Comparison of Operations-Three Months ended June 30, 2005 and 2004

The following is a summary of changes in operations for the three-month period ended June 30, 2005, from the three-month period ended June 30, 2004. Most of the changes in revenue and expenses correspond with the changes that occurred in the six-month period. Explanations provided in the six month analysis apply to the three month analysis presented below unless otherwise noted.

Net income for the three months ended June 30, 2005 improved over operations for the same prior period by approximately $275,000 or 16.8%. No acquisition or disposition of assets was made between April 1, 2004 and June 30, 2005; therefore all changes in operations occurred from same units owned in the three-month periods. Below is a summary of the significant changes in current to prior 3-month period operations.

Revenue

Revenues increased by approximately $795,000, or 15.8%, in the current three-month period. The increase is a result of factors disclosed in the six-month analysis above.

Property operating costs

Property operating costs decreased approximately $280,000, or 13.1%, in the current three-month period. The decrease is a result of a change in accounting treatment of certain non-recurring rehabilitation costs and capital expenditures in the current to prior period as disclosed in the 6-month analysis above.

Depreciation and amortization

Depreciation expense increased $660,000, or 85.1%, in the current three month period. As stated in the six-month analysis depreciation expense increased in part due to depreciation on additional capital expenses. Additionally, in the prior year, first quarter depreciation expense was over stated. A reduction was made to correct for the overstatement in the second quarter 2004. The prior year reduction to the second quarter depreciation is also affecting the three-month increase.

Management fees-related party

Related party management fees increased approximately $92,000, or 48.5%, in the current three-month period. As stated in the six-month analysis above, operations at the Seattle portfolio generated incentive management fees, which are included in related party management fees. All of the incentive management fees in the current year were generated in the three-months ended June 30, 2005.

Other Matters

On February 13, 2005, there was a fire at the Spicewood Springs Apartments of the Jacksonville portfolio, in which three units were damaged and one tenant lost his life. The Company expects to incur between $250,000 and $300,000 to repair the units, the majority of which is expected to be covered by insurance proceeds. The Company expected to have these units repaired and back in service by May 2005; however, there have been delays in obtaining the necessary permits to perform and complete the work. The Company currently expects the units to be back in service by October 2005. As of this date, no litigation or claims have been made against the Company in regards to this matter.

Off Balance Sheet Arrangements

As of June 30, 2005, December 30, 2004 and June 30, 2004, respectively, the Company had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note B to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Company's financial condition and results of operations. The Company believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

Building values are carried at cost and depreciation is computed on the straight line method over 40 years. Building improvements are depreciated on the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Personal property costs are depreciated over 7 years.

Items that the Company capitalizes include expenditures for improvements identified at a property's acquisition necessary to ensure that it is in a condition consistent with the Company's standards; non-recurring expenses for building additions and land improvements; exterior improvements including but not limited to painting, roof replacement and paving; and interior improvements including but not limited to floor coverings, appliance replacement, HVAC upgrade and/or replacement and furniture and fixture replacement. The Company capitalized a total of $588,277 and $314,093, respectively, for building improvements and personal property during the period ended June 30, 2005.

Ordinary maintenance, repair and turn over costs are expensed when incurred.

Funds From Operations (FFO)

The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." The Company presents FFO because it considers it an important supplemental measure of its operational performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude historical cost depreciation and amortization of real estate and related assets under accounting principles generally accepted in the United States, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared period to period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. [The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.] Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with accounting principles generally accepted in the United States) as an indicator of our liquidity, nor is it indicative of funds available to fund the Company's cash needs, including the Company's ability to pay dividends or make distributions. The Company does not have any unconsolidated joint ventures and did not have any property sales in the current period. The Company's FFO for the three months ended June 30, 2005 and 2004 was $(4,985) and $(977, 725), respectively. The Company's FFO for the six months ended June 30, 2005 and 2004 was $(32,553) and $(1,833,383), respectively.

Below is a reconciliation of the Company's net income to FFO for the six months ended June 30, 2005 and 2004:

	Three Month Ended		Six Months Ended
	June 30,		June30,

	2005	2004	2005	2004
Net income	$(1,359,890)	$(1,634,459)	$(2,729,459)	$(3,847,765)
Depreciation	1,354,905	656,734	2,696,827	2,014,382

FFO	$(4,985)	$(977,725)	$(32,632)	$(1,833,383)

The Company filed a Registration Statement on Form S-11 and the related prospectus, as supplemented, with the Securities and Exchange Commission, which became effective June 22, 2005, in connection with a public offering of up to 100,000,000 shares of its common stock. Proceeds from the sale of the common stock will be used to pay down the line of credit. As the high rate debt is replaced with equity, funds currently being utilized to make interest payments will become available for investor distributions.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

A summary of the Company's long term debt is included in Note C of the financial statements. All of the Company's long term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. An analysis of the fair market values of the debt as of December 31, 2004 is set forth below. There have been no material changes to the analysis for the period ended June 30, 2005.

		Expected Maturity Date

		2005	2006	2007	2008	2009	2010	2011	Total	Fair Market Value (2)
	Liabilities
	Long Term Debt

Jacksonville	Fixed Rate ($US)	$0	$0	$0	$0	$0	$35.374	$0	$35.374	$33.547
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.29%	0%	-	5.36%(1)

Seattle	Fixed Rate ($US)	$0	$0	$0	$37.850	$0	$0	$0	$37.850	$37.710
	Avg. Interest Rate	0%	0%	0%	4.67%	0%	0%	0%	-	5.10%(1)

Seattle Second Mortgage Loan	Fixed Rate ($US)	$.035	$.058	$7.90	$0	$0	$0	$0	$8.023	$8.023
	Avg. Interest Rate	12%	12%	12%	0%	0%	0%	0%	-	12%(1)

Portland/Salt Lake City	Fixed Rate ($US)	$0	$0	$0	$0	$0	$39.333	$0	$39.333	$38.167
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.58%	0%	-	5.36%(1)

	Short Term Debt

Line of Credit	Fixed Rate ($US)	$0	$0	$0	$0	$0	$0	$0	$56.597	56.597
	Avg. Interest Rate	0%	0%	0%	0%	0%	0%	0%	-	9.50%(1)

Notes:

  Estimated fair value rates represent estimated rates a borrower would receive under current market conditions. The individual estimate fair rates were calculated using a treasury rate that coincides with the remaining time period on each note. In addition, a conservative spread of 1.20% was added to the treasury rates to come up with the estimated fair value rate for each portfolio.
  Fair Market Value represents the net present value of the debt at the estimate fair value rates. Since the estimated fair value rates are higher than the actual interest rates, there is a premium (the difference between the principal balance and the Fair Market Value) that a potential buyer should pay if they were to assume the debt. This is evidenced by the lower principal amount that these cash flows support at the higher estimated fair value rates. Alternatively, in the event that the estimated fair value rates were lower than the actual interest rates on these notes, then a property buyer assuming the debt would expect to receive a discount, calculating Fair Market Value using the methodology shown above.

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, at the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, the Company intends to continue to review and document its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company's systems evolve with its business.

	(b)	Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

On March 24, 2005, BC-Bainbridge Timuquana LLC, the owner of the community Oaks at Timuquana Apartments, which is controlled by the Company, filed a lawsuit against URS Corporation for breach of contract and negligence. During the due diligence period prior to acquisition of the community by the Company, URS Corporation, a global engineering firm, performed the property inspection for the Company. The property inspection report prepared by URS for BC-Bainbridge Timuquana LLC incorrectly stated that the community's plumbing system consisted of copper piping, when in fact it has galvanized pipe. Galvanized pipe is known throughout the industry to be substandard as it tends to corrode and become occluded by rust. As a result of the defendant's professional negligence and breach of contract, a suit has been filed for damages in excess of $1,000,000. If the Company had known that the piping was galvanized, there may have been an adjustment to the purchase price of the property. Although the lawsuit was filed for damages in excess of $1,000,000, the recovery of damages is uncertain. The court has denied the defendants motion to dismiss. The defendant recently provided responses to the complaint, in which they essentially denied the allegations. BC-Bainbridge Timuquana LLC's counsel has been hired on a contingency basis, and payment for services will be made solely from proceeds of a recovery or settlement on the case. Counsel is in the process of submitting a notice of trial, and a trial date could be set as early as first quarter 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Chief Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Chief Financial Officer, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: August 22, 2005	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning	Chief Executive Officer
John P. Manning

August 22, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer