Form 10-Q
period 2005-09-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2005-11-14
CIK 1260793

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0001260793

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	56-2356626
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

(617) 624-8900
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

20,000 shares of common stock, par value $.001 per share, outstanding as of November 11, 2005

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004	2
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	3
Notes to Consolidated Financial Statements	4- 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21-22

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	26

Item 1. Consolidated Financial Statements

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004

Assets
Real Estate
Land	$31,083,719	$29,033,719
Building and improvements	147,087,024	133,527,539
Personal property	8,126,415	6,805,422

	186,297,158	169,366,680
Less accumulated depreciation	11,661,198	7,564,403

	174,635,960	161,802,277

Cash and cash equivalents	2,845,227	1,057,543
Accounts receivable-tenants	153,290	146,605
Prepaid expenses	571,886	221,935
Utility deposits	42,373	40,900
Tenants' security deposits	498,448	433,864
Reserves and escrows	4,474,918	2,465,273
Financing costs, net of accumulated amortization of $874,495 and $623,619, respectively	1,249,888	1,432,046
Other assets	1,926,962	1,077,501

	$186,398,952	$168,677,944

Liabilities
Line of credit-affiliate	$56,596,665	$56,596,665
Interest payable on line of credit	1,375,701	325,501
Mortgage notes payable	132,558,415	120,595,521
Other note payable	5,556,348	-
Accounts payable and accrued expenses	2,349,632	2,104,784
Due to related party	1,923,363	530,623
Advances from related party	2,194,486	823,136
Management fee payable	24,002	21,166
Real estate taxes payable	1,084,240	84,397
Unearned rental revenue	291,451	96,014
Tenant security deposits	541,763	438,391

	204,496,066	181,616,198

Minority interest	175,636	-

Shareholders' Deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued, and outstanding
Common stock, $.001 par value, 350,000,000 shares authorized, 20,000 shares issued, and outstanding	20	20
Additional paid-in capital	199,980	199,980
Accumulated deficit	(18,472,750)	(13,138,254)

	(18,272,750)	(12,938,254)

	$186,398,952	$168,677,944

See accompanying notes.

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004

Total rental revenue	$6,039,466	$5,256,077		$17,562,074	$15,659,059

Expenses
Property operating costs	2,085,333	2,127,109		5,830,628	6,507,435
General and administrative	697,024	778,932		1,933,688	2,012,948
Depreciation and amortization	1,491,388	1,118,854		4,347,136	3,343,449
Portfolio & management fees-related party	380,230	332,855		1,078,248	935,362
Asset management fee-related party	358,875	-		1,065,543	-
Organization costs	-	-		-	87,296

	5,012,850	4,357,750		14,255,243	12,886,490

Operating income	1,026,616	898,327		3,306,831	2,772,569

Interest (income) expense
Interest expense on line of credit-affiliate	1,374,041	1,544,267		4,077,318	4,262,479
Interest expense-other	1,553,734	1,522,102		4,571,821	4,540,705
Interest income	(3,426)	(4,390)		(8,448)	(19,198)

	2,924,349	3,061,979		8,640,691	8,783,986

Loss before minority interest	(1,897,733)	(2,163,652)		(5,333,860)	(6,011,417)

Income attributed to minority interest	(636)	-		(636)	-

NET LOSS	$(1,898,369)	$(2,163,652)		$(5,334,496)	$(6,011,417)

			$

LOSS PER SHARE-BASIC AND DILUTED	$(95)	$(108)		$(267)	$(301)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	20,000	20,000		20,000	20,000

See accompanying notes.

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(5,334,496)	$(6,011,417)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	4,347,136	3,343,449
Minority interest	636	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	(6,685)	3,211
(Increase) decrease in prepaid expenses	(349,951)	149,170
(Increase) decrease in security deposits - asset	(64,584)	12,210
(Increase) decrease in reserves and escrows	(933,859)	(945,819)
Increase (decrease) in payable and accrued expenses	244,848	123,899
Increase (decrease) in interest payable on line of credit - affiliate	1,050,200	(531,165)
Increase (decrease) in due to related party	1,392,740	571,708
Increase (decrease) in management fee payable	2,836	497,076
Increase (decrease) in real estate taxes payable	999,843	787,784
Increase (decrease) in unearned rental revenue	195,437	(21,735)
Increase (decrease) in tenants' security deposits - liability	103,372	66,253

Net cash provided by (used in) operating activities	1,647,473	(1,955,376)

Cash flows from investing activities
Investment in real estate	(16,931,416)	(265,401)
(Increase) decrease in reserves and escrows	(1,075,785)	6,755,010
(Increase) decrease in construction in progress	-	(5,026,783)

Net cash (used in) provided by investing activities	(18,007,201)	1,462,826

Cash flows from financing activities
Proceeds from mortgage notes payable	12,000,000	-
Payment of mortgage note payable	(37,106)	(25,599)
Proceeds from other note payable	5,556,348	-
Financing costs paid	(68,718)	-
Increase (decrease) in advances from related party	1,371,350	-
Payment of deferred offering costs	(849,462)	-
Minority interest	175,000	-

Net cash provided by (used in) financing activities	18,147,412	(25,599)

NET INCREASE (DECREASE) IN CASH	1,787,684	(518,149)

Cash and cash equivalents, beginning of period	1,057,543	1,111,817

Cash and cash equivalents, end of period	$2,845,227	$593,668

Supplemental cash flow information:
Interest paid (includes $3,028,778 and $4,623,418, respectively, of related party interest)	$7,725,330	$9,334,352

See accompanying notes.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE A - ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc. (the "Company"), a Maryland Corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. The Company is a real estate company engaged in the acquisition, ownership, management, and operation of market rate multifamily properties. Provided that the Company sells at least 2,950,000 shares in the offering described below, the Company plans to elect to be taxed as a real estate investment trust for federal income tax purposes, commencing with the taxable year ended December 31, 2005. The Company was initially capitalized by offering 20,000 shares of $.001 par value common stock to an affiliated entity. The offer price of $10 per share resulted in gross proceeds of $200,000. The Company is wholly owned by Boston Capital Companion Limited Partnership.

The Company's day-to-day activities are managed by Boston Capital REIT Advisors, LLC, an affiliate of the Company and the Company's advisor under the terms and conditions of an advisory agreement. The Company has no employees of its own. Boston Capital REIT Advisors, LLC, is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, the Company's Chairman and Chief Executive Officer, is the general partner of and owns a limited partnership interest in Boston Capital Holdings Limited Partnership.

A Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), were filed with the Securities and Exchange Commission and became effective June 22, 2005 in connection with a public offering of up to 100,000,000 shares of the Company's common stock. The Company began offering shares on July 1, 2005. The offering will terminate at the earlier of June 22, 2007 (24 months from the effective date) or the failure to sell at least 2,950,000 shares prior to the expiration of the Company's line of credit on January 1, 2006, provided that the Company is unable to extend the line of credit. The Company has the right to terminate the offering at any time prior to these dates. All monies raised by the offering prior to selling the minimum shares will be placed in an escrow account and earn interest at savings account rates based on the balance held in the account. The rate as of September 30, 2005 was 1.45% per annum, and was increased to 2.25% per annum on October 18, 2005. The offering will be made on a best efforts basis; however, if the minimum shares required are not met by the termination date, the escrowed funds along with accrued interest will be returned to the investors.

At September 30, 2005, the Company owned interest in 11 properties. At September 30, 2005, these properties were 93.5% leased.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. The Company has extended its line of credit through January 1, 2006. However, if the amount of capital raised during the offering is not sufficient to pay the outstanding balance and/or the Company is unable to have the line extended, the Company could lose its interest in some or all of the properties. If the Company were to lose its interest in some or all of the properties, it is possible that the Company would not be able to continue as a going concern.

Although management has indicated its belief that the offering will yield sufficient proceeds to pay the line of credit, and the Company is operating its business under that assumption, as with any offering conducted on a best-efforts basis, there is no guarantee that the offering will in fact result in the anticipated proceeds. Should sufficient capital not be timely raised, management has indicated its intention to request to have the line of credit extended. Although the lender under the line of credit has previously granted an extension and, to management's knowledge, the lender has not indicated that an extension would not be granted, there is no guarantee that an additional extension will in fact be granted.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The accompanying unaudited consolidated financial statements as of September 30, 2005 and for the three and nine months then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Prospectus. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed financial statements should be read in conjunction with the December 31, 2004 audited financial statements and notes included in the Company's Prospectus.

Principles of Consolidation

The consolidated financial statements include the Company's interest in wholly-owned and majority-owned operating limited liability companies that own apartment communities. Minority interest relates to the interest in a property partnership not owned by the Company. All inter-company accounts and transactions have been eliminated in consolidation.

Real Estate

The Company accounts for real estate acquisitions using the purchase method of accounting. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Company's leases do not currently include fixed-rate renewal periods.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.

If impairment indicators are present, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

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

The Company has not recognized an impairment loss in the period from May 15, 2003 (inception) through September 30, 2005 on any of its communities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company expects to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2005. The Company has been organized and operated in a manner that it believes will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company will not be required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to the shareholders.

Reclassifications

Certain amounts in the 2004 periods have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements and Interpretations

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Under SFAS 123R, the Company must determine the

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS 123R is not expected to have any effect on the Company's financial statements as the Company does not currently provide any share-based payments.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by the Company which is effective for new or modified limited partnerships as of June 30, 2005 and all other limited partnership arrangements as of January 1, 2006 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE C - PROPERTY ACQUISITIONS

On September 15, 2005, the Company acquired a majority interest in an existing multifamily apartment community consisting of 229 units in Plano, Texas, known as the Preston at Willow Bend Apartments. The Company has included the results of operations of this community in its consolidated statement of operations from the date of acquisition. The Company preliminarily allocated the purchase price of the community to the fair value of the assets received. The allocation is subject to change as additional information is obtained. The Company acquired its interest in the property through BC Broadstone Preston, LP, a joint venture between the Company and certain affiliates of Alliance Residential Holdings. The Company owns a controlling partnership interest in BC Broadstone Preston, LP through two wholly-owned limited liability companies, ALLTX GP, LLC and ALLTX, LLC. BC Broadstone Preston, LP purchased the property from ERP Operating Limited Partnership for a contract purchase price of $15,200,000. The Company also borrowed an additional $2,531,347 to fund renovations and operating reserves, and to pay customary closing costs of $1,700,000 and $831,347, respectively. To fund a portion of the purchase price, the Company contributed approximately $5,556,348 to BC Broadstone Preston, LP by borrowing that amount from Wachovia Bank, National Association. The remainder of the purchase price was funded by a $12,000,000 mortgage bridge loan from Deutsche Bank Berkshire Mortgage, Inc. On October 25, 2005, the Company refinanced this mortgage bridge loan with a permanent mortgage with a maximum principal amount of $11,981,000 with Freddie Mac as lender. The $19,000 difference between the mortgage bridge loan and the permanent mortgage was funded by property level working capital reserves.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE D - FINANCING

Mortgage Notes Payable

2005
Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.67% and mature on January 1, 2008. Monthly interest only payments of $147,300. The notes are secured by first mortgages and deeds of trust on the communities in the Seattle portfolio.	$37,850,000

Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt Investors Foreign Fund. The notes bear interest at 12% and mature on December 31, 2007. Monthly principal and interest payments of $85,522 are required with a balloon payment due at maturity. Amortization is calculated based on a 25 year term. Upon maturity, the Company can either make a balloon payment for any unpaid principal or convert the note to a fixed or floating interest rate term loan. The notes are secured by second mortgages and deeds of trust on the communities in the Seattle portfolio.	8,001,415

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at rates from 4.26% to 4.32% and mature on June 1, 2010. Monthly interest only payments of $126,391 are required beginning July 1, 2003. The notes are secured by mortgages and deeds of trust on the communities in the Jacksonville portfolio.	35,374,000

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.58% and mature on June 1, 2010. Monthly interest only payments of $148,154 are required. The notes are secured by mortgages and deeds of trust on the communities in the Portland portfolio.	39,333,000

Mortgage notes payable to Deutsche Bank Berkshire Mortgage Inc. The variable note bears interest at the Libor Index Rate plus 100 basis points and matures on December 1, 2005. Monthly interest only payments are required. The note is secured by a mortgage and deed of trust on the Plano community. On October 25, 2005, the note was refinanced with a $11,981,000 mortgage note which bears interest at 5.14% and matures November 1, 2014.	12,000,000

$132,558,415

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE D - FINANCING (Continued)

Mortgage Notes Payable (Cont)

Aggregate maturities of the above mortgage notes payable for the next five years and thereafter are as follows:

September 30, 2006	$12,062,032
2007	63,799
2008	45,725,584
2009	-
2010	74,707,000
Thereafter	-

Total	$132,558,415

Line of Credit

The Company has a $60,000,000 line of credit with BCP Funding LLC, a related party. The line bears "base" interest at 9.5% and "bonus" interest at 5.3% and originally matured on May 31, 2004 with the option of a six-month extension, which the Company exercised. On September 1, 2004, the Company was granted an extension through May 31, 2005. On March 11, 2005, the Company was granted an extension through January 1, 2006. Base interest shall accrue in arrears and is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash is not available for debt service in the current quarter, base interest shall accrue and be added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest shall accrue but will not be added to principal. Accrued bonus interest shall be payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date shall not be due or payable. As of September 30, 2005, the accrued bonus interest is $7,174,180. The Company does not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in these financial statements. The line of credit is secured by the Company's interests in the Seattle, Jacksonville and Portland portfolios, and the outstanding shares of the Company. As of September 30, 2005, $56,596,665 was outstanding on the line. During the nine month periods ended September 30, 2005 and 2004, base interest of $4,077,318 and $4,262,479, respectively, was incurred and $1,375,701 remains payable as of September 30, 2005.

Other Note Payable

ALLTX LLC, the Investor Limited Partner of the joint venture partnership which owns the Plano community has a $5,556,348 note with Wachovia Bank, National Association. The note is secured by the joint venture interests of ALLTX LLC and ALLTX GP LLC in the community and is guaranteed by BCP Funding LLC, a related party of the Company. The note is interest only and bears interest at Libor plus 300 basis points. Interest is payable monthly to the extent that cash flow from the Plano community permits, and any unpaid interest accrues. All unpaid principal and interest are due at the note maturity on January 1, 2006. As of September 30, 2005 interest of $16,732 was incurred and remains payable.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE E - INCOME TAXES

The Company expects to elect to be taxed as a REIT under the Code, commencing with the taxable year ended December 31, 2005. The Company has been organized and operated in a manner that it believes will allow it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company will not be required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to shareholders.

Accordingly, the Company has not recorded any current or deferred taxes for the period ended September 30, 2005. However, qualification and taxation as a REIT depends upon the Company's ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

During the period ended September 30, 2004, the Company incurred a pre-tax loss of approximately $6.0 million, which is available to offset future income for up to 20 years from the year incurred. A deferred tax asset of $2.4 million was established on September 30, 2004, based on the net operating loss available to be carried forward using a federal tax rate of 34% and a state and local tax rate of 6%. However, a valuation allowance of $2.4 million was established as of September 30, 2004, due to the uncertainty as to whether the Company will be able to use the tax loss carryforward.

The Company has acquired properties prior to the first day of the first taxable year for which it expects to qualify as a REIT (which is anticipated to be January 1, 2005, or the "REIT Commencement Date"). If the Company recognizes gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then it will be subject to tax at the highest regular corporate rate on the lesser of (i) the fair market value of the asset as of the REIT Commencement Date over its basis in the asset as of the REIT Commencement Date (the "Built-In Gain"), or (ii) the amount of gain it would otherwise recognize on the disposition. The Company would be subject to this tax liability even if it qualifies and maintains its status as a REIT. In order to qualify as a REIT, the Company will be required to distribute an amount equal to at least 90% of the Built-In Gain (after payment of a corporate level tax), if any, recognized on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date. In addition, to qualify as a REIT, the Company cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. The Company does not believe that it has any non-REIT earnings and profits and therefore it believes that it satisfies this requirement.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE F - RESERVES AND ESCROWS

As of September 30, 2005 the Company maintained the following reserve and escrow accounts:

Reserve/Escrow	Restriction/Purpose	2005 Balance

Real estate taxes and insurance escrows	Payment of real estate taxes and property insurance	$1,403,010

Replacement reserve	To fund the purchase/ replacement of personal property.	425

Portfolio reserve	To fund operating deficits of the properties and to fund payment of the preferred return reserve in the event the preferred return reserve is depleted.	183,836

Capital improvements escrow	To fund building improvements and renovations of the properties	809,488

Completion escrow	To fund the rehabilitation and improvements of the Plano community as required by the mortgage lender.	1,600,000

Investment escrow	To fund improvements of the Jacksonville portfolio and to fund payment of the preferred return.	263,311

Working capital reserve	To fund working capital needs and pay operating expenses.	214,848

Total		$4,474,918

NOTE G - RELATED PARTY TRANSACTIONS

Line of Credit

As of September 30, 2005, $56,596,665 was outstanding on the line of credit with BCP Funding LLC, an affiliate of the Company (see note D). During the nine month periods ended September 30, 2005 and 2004, base interest of $4,077,318 and $4,262,479, respectively, was incurred and $1,375,701 remains payable as of September 30, 2005.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Portfolio & Management Fees

During the nine months ended September 30, 2005 and 2004, property management fees of $593,223 and $575,842 were paid to an affiliate in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee in connection with management of each of the Seattle and Jacksonville portfolios is 3.5% of gross revenue. The fee in connection with management of the Portland portfolio is 4.0%, of which .5% is payable only after the Company has received the preferred return on its unreturned capital contribution as described in the Prospectus. These fees are included in management fees - related party on the consolidated statements of operations.

During the nine months ended September 30, 2005 and 2004, excess operating cash flow distributions of $154,992 and $32,323, respectively, were paid to the managing member of the Seattle portfolio under the conditions stated in the partnership agreement of BCMR Seattle, a limited partnership. These payments are shown as management fees - related party on the consolidated statements of operations.

During the nine months ended September 30, 2005 and 2004, an affiliate of the Company earned portfolio management fees of $327,197 in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. As of September 30, 2005, $857,820 remained payable and was included in due to related party on the consolidated balance sheets.

Offering, Acquisition and Organizational Costs

During the nine months ended September 30, 2005 and 2004, an affiliate of the Company paid or advanced funds to pay $1,221,350 and $571,708, respectively, for various costs associated with operating the Company. Below is a summary of the amounts paid during the comparative periods by type:

	09/30/05	09/30/04

Organization and offering costs	$774,216	$571,708
Operating expenses	105,106	-
Prepaid expenses	330,800	-
Acquisition and other	11,228	-

Total	$1,221,350	$571,708

As of September 30, 2005 the total amount due to related parties for organization, deferred offering costs, prepaid expenses, acquisition costs and operating expenses totaled $2,044,486.

The Company incurred acquisition and capitalization fees of $150,000 related to the acquisition of the Plano community, which remained payable to a related party as of September 30, 2005.

Asset Management Fee

During the nine months ended September 30, 2005, an affiliate of the Company earned asset management fees of $1,065,543 for managing the affairs of the REIT. The fee is equal to .75% of the amount invested in communities (including the original principal amount of any mortgage indebtedness). As of September 30, 2005, the entire amount earned remains payable and was included in due to related party on the consolidated balance sheets. The affiliate of the Company has been entitled to this fee since inception, but has waived its right to all asset management fees from the time of inception though December 31, 2004.

Boston Capital Real Estate Investment Trust Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

NOTE H - GUARANTEES

John A. Goodman, an affiliate of the operator of the Seattle portfolio, has irrevocably and unconditionally guaranteed payment of the $37,850,000 note payable related to the Seattle portfolio, whether at maturity or earlier, by reason of acceleration or otherwise.

Boston Capital Companion Limited Partnership, the Parent of the Company, has guaranteed payment and performance of all of the obligations of the line of credit with BCP Funding, LLC. This guarantee is an absolute, unconditional and continuing guarantee. The recourse for this guarantee is absolutely and strictly limited to such guarantor's ownership of 20,000 common shares of the Company, along with any additional shares purchased by the guarantor.

BCP Funding, LLC, an affiliate of the Company, has guaranteed payment and performance of all of the obligations of the ALLTX, LLC note with Wachovia. This guarantee is an absolute, unconditional and continuing guarantee.

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

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Forward Looking Information

This report contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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
  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond the Company's control; and
  Additional factors as discussed in the Company's Prospectus, particularly those under "Risk Factors".

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company was formed on May 2, 2003, and has a limited operating history. Our operations consist of acquiring, managing and operating market rate multifamily properties. All but one of our apartment communities has been purchased with funds from the line of credit described below. Once we sell enough shares to repay the amount we have borrowed under the line of credit to acquire our interest in our initial communities, we will experience a relative increase in liquidity as we sell additional shares, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of communities.

We expect that we will acquire properties by paying the entire purchase price of each property in cash or for equity securities, or a combination thereof, and the remainder with permanent mortgage financing which will encumber all or certain properties. Though we have no current plans to do so, if our directors deem it advisable, we may take additional loans on all or certain communities, if favorable terms are available, and use the proceeds from such loans to acquire additional properties or increase cash flow. In the event that our offering is not fully sold, our ability to diversify our investments may be diminished.

We intend to qualify and remain qualified as a REIT under the Code for as long as being so qualified affords us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing in the year ended December 31, 2005, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Liquidity and Capital Resources

It is anticipated that the Company's primary source of funds will be the proceeds of its public offering. Potential future sources of liquidity include (i) cash distributions from investments in real estate (ii) interest earned on capital raised and held pending investment (iii) proceeds from secured or unsecured financing, including from banks and (iii) undistributed funds.

The Company intends to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of its share offering. The proceeds of the offering provide sources of funds needed to make such acquisitions and commitments. The offering is being made on a best efforts basis; however if the minimum offering of 2,950,000 shares is not met by July 1, 2007, escrowed investor deposits along with accrued interest will be returned to the investors. As of the quarter ended September 30, 2005, the Company had not met the minimum offering requirement. Properties acquired as of September 30, 2005 were purchased with financing obtained on a line of credit and through a bank note. Cash of $2,376,246 at September 30, 2005 consisted of cash generated by property operations. The remaining cash balance of $468,581 consisted of prorations, acquisition fees and financing costs payable related to the Plano community acquisition. All cash is held in money market or checking accounts.

During the three and nine months ended September 30, 2005, the Company generated net cash flows of $1,339,550 and $3,849,967, respectively, from the properties, all of which was used to pay interest, or will be used to pay accrued interest on the Company's line of credit. Over the short term, the Company believes that its cash flow, borrowings under its credit facility and capital raised through its public offering will be adequate to meet its liquidity requirements.

The Company's cash and cash equivalents balance increased approximately $1.8 million from approximately $1.0 million at January 1, 2005 to $2.8 million at September 30, 2005. The major factors contributing to the increase are as follows:

  The results from the operation of the communities provided cash of operations for the period provided net cash flow from operating activities of $1.6 million.
  In the current period, the Company received additional mortgage financing of $12.0 million and other note financing of $5.6 million to purchase the Plano community.
  The Company expended $15.65 million of financing proceeds on the purchase of the Plano community and acquisition and financing costs associated with the purchase.
  The Company funded $1.7 million of the Plano financing proceeds into reserve accounts associated with the community.

Related Party Transactions

The Company has an agreement with Boston Capital REIT Advisors, LLC (the Advisor), to originate and present investment opportunities to our board of directors and to provide administrative services to the Company. The Advisor is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, the Company's Chairman and Chief Executive Officer, is the general partner of and owns a limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers are also officers of the Advisor.

For managing the affairs of the REIT the Advisor is compensated with a monthly asset management fee equal to 1/12th of .75% of the amount invested in communities (including the original principal amount of any mortgage indebtedness). The Advisor has waived its right to all asset management fees from the time of inception though December 31, 2004. As of September 30, 2005 the accrued and unpaid asset management fees due to the Advisor are $1,065,543.

The Company has a $60,000,000 line of credit with BCP Funding LLC, a related party. The line of credit expires on January 1, 2006. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. The line of credit also requires bonus interest payments provided there is cash available for debt service after payment of the base interest on a quarterly basis. Any unpaid bonus interest is accrued, and is only payable should sufficient cash available for debt service after payment of current quarter base interest and bonus interest be generated. As of September 30, 2005, the accrued bonus interest is $7,174,180. The Company does not believe that sufficient cash flow will exist to pay bonus interest and therefore has not recorded a liability on the balance sheet. The line of credit is secured by the Company's interests in the Seattle, Jacksonville, and Portland portfolios and the outstanding shares of the Company.

The Company has entered into property management agreements with affiliates in connection with management of the Seattle, Portland and Jacksonville portfolios. The property management agreements were for initial one year terms and are automatically renewed unless terminated by either party after 30 days notice. Fees paid to the property manager range from 3.5% to 4.0% of gross income of the respective community. During the nine months ended September 30, 2005 and 2004, property management fees of $593,223 and $575,842 were paid to these affiliates and are included in management fees - related party on the consolidated statements of operations.

During the nine months ended September 30, 2005 and 2004, excess operating cash flow distributions of $154,992 and $32,323, respectively, were paid to the managing member of the Seattle portfolio under the conditions stated in the partnership agreement. These payments are shown as management fees - related party on the consolidated statements of operations.

During the nine months ended September 30, 2005 and 2004, an affiliate of the Company earned portfolio management fees of $327,197 in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. As of September 30, 2005, $857,820 remained payable and was included in due to related party on the consolidated balance sheets.

During the nine months ended September 30, 2005 and 2004, an affiliate of the Company paid or advanced funds to pay $1,221,350 and $571,708, respectively, for various costs associated with operating the Company.

Line of Credit

The Company has a $60,000,000 line of credit with BCP Funding LLC, an affiliate of the Company and an affiliate of the Company's advisor related party. The line bears "base" interest at 9.5% and "bonus" interest at 5.3% and originally matured on May 31, 2004 with the option of a six-month extension, which the Company exercised. On September 1, 2004, the Company was granted an extension through May 31, 2005. On March 11, 2005, the Company was granted an extension through January 1, 2006. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. Base interest shall accrue in arrears and any unpaid base interest shall accrue and be added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest shall accrue but will not be added to principal. Accrued bonus interest shall be payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date shall not be due or payable. The Company does not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in the Company's financial statements. The line is secured by the Company's interests in BCMR Seattle, a Limited Partnership, BCMR Jacksonville, LLC and BCMR Portland, LLC and the outstanding shares of the Company. As of September 30, 2005, $56,596,665 was outstanding on the line. During the nine month periods ended September 30, 2005 and 2004, base interest of $4,077,318 and $4,262,479, respectively, was incurred and $1,375,701 remains payable as of September 30, 2005. If the amount of capital raised during the offering is not sufficient to pay the outstanding balance under the Company's line of credit and/or the Company is unable to have the line extended, the Company could lose its interest in some or all of its properties. If the Company were to lose its interest in some or all of the properties, it is possible that the Company would not be able to continue as a going concern.

Although management has indicated its belief that the offering will yield sufficient proceeds to pay the line of credit, and the Company is operating its business under that assumption, as with any offering conducted on a best-efforts basis, there is no guarantee that the offering will in fact result in the anticipated proceeds. Should sufficient capital not be timely raised, management has indicated its intention to request to have the line of credit extended. Although the lender under the line of credit has previously granted an extension and, to management's knowledge, the lender has not indicated that an extension would not be granted, there is no guarantee that an additional extension will in fact be granted.

Other Financing

ALLTX LLC, the Investor Limited Partner of the joint venture partnership which owns the Plano community has a $5,556,348 note with Wachovia Bank, National Association. The note is secured by the joint venture interests of ALLTX LLC and ALLTX GP LLC in the community and is guaranteed by BCP Funding LLC, a related party of the Company. The note is interest only and bears interest at the Libor index rate plus 300 basis points. Interest is paid monthly to the extent that cash flow from the Plano community permits, and any unpaid interest accrues. All unpaid principal and interest are due at the note maturity of January 1, 2006. As of September 30, 2005 interest of $16,732 was incurred and remains payable.

In October 2005 the short term mortgage on the Plano community was refinanced and replaced with a long term mortgage note in the amount of $11,981,000 from Deutsche Bank Berkshire Mortgage, Inc. The note requires interest only payments at a rate of 5.14% through the initial maturity date of November 1, 2014.

Contractual Obligations

The Company pays operating expenses and interest expense from cash generated from property operations. Below is a summary of the Company's other material liability obligations by maturity as of September 30, 2005.

	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$12,062,032		$45,789,383	$74,707,000	$-	$132,558,415
Line of Credit	56,596,665	a	-	-	-	56,596,665
Note Payable	5,556,348	a				5,556,348
Due to Related Party	3,052,306	b	-	-	-	3,052,306

Total	$77,267,351		$45,789,383	$74,707,000	$-	$197,763,734

  It is anticipated that proceeds from the Company's public offering will be used to repay the line of credit financing and note payable.
  Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from the Company's public offering is sufficient to pay the obligations.

Real Estate Assets

As of September 30, 2005 and 2004 the Company owned interests in 11 and 10 properties, respectively. Ten of the Company's interests owed as of September 30, 2005 and 2004 are in 3 portfolios and one interest owned as of September 30, 2005 is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 09/30/05	Occupancy Rate as of 09/30/04

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	98%	88%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	94%	89%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	95%	97%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	93%	91%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 09/30/05	Occupancy Rate as of 09/30/04

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	96%	89%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	91%	94%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	95%	93%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 09/30/05	Occupancy Rate as of 09/30/04

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	95%	83%
Oaks at Timuquana Apartments	Jacksonville, FL	228	May 22, 2003	90%	96%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	94%	96%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 09/30/05	Occupancy Rate as of 09/30/04

Preston at Willow Bend Apartments	West Plano, TX	229	September 15, 2005	96%	N/A

Results of Operations

Comparison of Operations Nine Months ended September 30, 2005 and 2004

The following summarizes changes in the Company's operations for the nine-month period ended September 30, 2005, from the nine-month period ended September 30, 2004. Net loss for the nine months ended September 30, 2005 decreased from the same prior period by approximately $.7 million, from $6.0 million to $5.3 million, or 11.7%. Operations were primarily effected by increased rental income, decreased operating expenses, increased depreciation expense, decreased organization expense and increased asset management fees. The Company acquired one property in September 2005 which contained 229 units. Since the property was owned for less than a month, its operations did not have a material effect on the Company's operations in the nine-month period. Net income from the new acquisition for the three and nine month period ended September 30, 2005 was $3,504. No disposition of assets was made between January 1, 2004 and September 30, 2005.

Revenue

Revenues increased approximately of $1.9 million, from $15.7 million to $17.6 million, or 12.1%, in the current nine-month period. All of the apartment complexes within the Jacksonville portfolio experienced increased revenues in the current period. Collection loss at the three Jacksonville properties, which is charged against revenue, increased during 2004. As a result, management changed credit reporting agencies and increased credit standard requirements for all new tenants. The result has been an improved tenant profile and a reduction in collection loss. Additionally, two Jacksonville properties, Bay Point Apartments and Oaks at Timuquanah Apartments, were acquired with the intention of renovating between 53% and 69% of the units, respectively. These renovations were completed throughout 2003 and 2004, and all units were back in service by the beginning of 2005. These improvements enabled the complexes to increase rental rates at Bay Point and Oaks at Timuquanah by averages of 4.9% and 8.2%, respectively on the renovated units. Occupancy has stabilized at both apartment complexes with improved revenues as a result of the increased occupancy and higher rental rates. A strengthening of the local market at Spicewood Springs, in Jacksonville, FL improved occupancies at that complex. Revenues at Wellington Apartments, in Silverdale, WA also improved in the current year due to improved occupancy. In the prior year the apartment complex lost 15% of its leases when an aircraft carrier stationed in the area departed. In January 2005 another ship arrived which enabled the property to stabilize occupancy and increase rental rates.

Property operating costs

Property operating costs decreased approximately $.7 million, from $6.5 million to $5.8 million, or 10.4%, in the current nine-month period. The decrease in property and operating costs can be attributed to a change in treatment of certain non-recurring rehabilitation and capital expenses in the current year versus the prior year. Non-recurring rehabilitation and capital expenses incurred in the prior period were charged to property and operating costs during the nine months ended September 30, 2004 with respect to the Portland and Seattle portfolios. During the property audits for December 31, 2004, some of these costs were deemed material enough to be capitalized and were moved to building improvements. Other costs were not deemed material and were charged to operations as of year end. All such costs incurred in the current year have been deemed material and have been capitalized to building and improvements and are being amortized in accordance with the Company's capitalization policy. Most of the costs incurred in 2004 that were charged to operations were at Settler's Point Apartments, in Salt Lake City, UT and were for converting swamp coolers to air conditioning, lighting improvements and exterior upgrades. Costs incurred in the current year and charged to capital improvements were at Bridge Creek Apartments, in Portland, OR and were for parking lot re-paving.

General and administrative expenses

There was no material change in general and administrative expenses in the nine-month period ended September 30, 2005 from the nine-month period ended September 30, 2004.

Depreciation and amortization

Depreciation and amortization expense increased approximately $1.0 million, from $3.3 million to $4.3 million, or 30.0%, in the current nine-month period. As disclosed above, capital improvements were made at the properties in the three portfolios throughout 2004 and in the first nine months of 2005. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees-related party

Related party management fees increased approximately $.06 million, from $.94 million to $1.0 million, or 6.0%, in the current nine-month period. There was no change in related party portfolio management fees in the nine-month period ended September 30, 2005 from the nine-month period ended September 30, 2004. The portfolio management fee is based on the development cost of the Company's communities purchased in 2002 and 2003. Property management fees are directly tied to rental revenues and accordingly are expected to increase with increases in rental income. The property management companies are also entitled to incentive management fees when distributions available from operations exceed certain predefined returns on the Company's investment. Operations at the Seattle portfolio that met such criteria in the nine-months ended September 30, 2005 exceeded the amount of operations that met such criteria in the nine-months ended September 30, 2004 and also affected the increase in related party management fees.

Organization costs

Organization costs decreased by $.09 million to zero, in the current nine-month period. Organization costs are expensed as incurred. Organization of the Company and the community portfolios was complete as of December 31, 2004. As of September 30, 2005 no organizational costs have been recorded associated with the organization of entities related to the Plano community acquisition. As a result, the Company has not incurred any organization costs in the current period.

Asset management fee-related party

Asset management fee-related party increased to approximately $1.0 million in the current period from zero in the prior nine-month period. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

Interest Expense

There was no material change in interest expense in the nine-month period ended September 30, 2005 from the nine-month period ended September 30, 2004.

Comparison of Operations-Three Months ended September 30, 2005 and 2004

The following is a summary of changes in operations for the three-month period ended September 30, 2005, from the three-month period ended September 30, 2004. Most of the changes in revenue and expenses correspond with the changes that occurred in the nine-month period. Explanations provided in the nine-month analysis apply to the three-month analysis presented below unless otherwise noted.

Net loss for the three months ended September 30, 2005 decreased over the same prior period by approximately $.3 million, from $2.2 million to $1.9 million, or 13.7%. Below is a summary of the significant changes in current to prior 3-month period operations.

Revenue

Revenues increased by approximately $.7 million, from $5.3 million to $6.0 million, or 14.9%, in the current three-month period. The increase is a result of factors disclosed in the nine-month analysis above.

Property operating costs

There was no material change in property operating costs in the three-month period ended September 30, 2005 from the three-month period ended September 30, 2004.

General and administrative expenses

General and administrative expenses decreased approximately $.08 million, from $.78 million to $.7 million, or 10.3%, in the current three month period. The decrease is primarily the result of decreased administrative payroll expenses at the Jacksonville properties in the current period.

Depreciation and amortization

Depreciation expense increased approximately $.4 million, from $1.1 million to $1.5 million, or 33.3%, in the current three-month period. As stated in the nine-month analysis, depreciation expense increased due to depreciation on additional capital expenses. Additionally, depreciation and amortization of approximately $.03 million on the recently acquired Plano community contributed to the current quarter increase in depreciation.

Portfolio and management fees-related party

Related party management fees increased approximately $.05 million, from $.33 million to $.38 million, or 15.2%, in the current three-month period. As stated in the nine-month analysis above, there was no change in the portfolio management fee from the prior quarter to the current quarter and improved current year operations at the Seattle portfolio generated greater incentive management fees, which are included in related party management fees.

Asset management fee-related party

Asset management fee-related party increased to approximately $.36 million in the current period from zero in the prior three-month period. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

Interest expense on line of credit affiliate

Interest expense on the affiliate line of credit decreased by approximately $.17 million, from $1.54 million to $1.37 million, or 11.0%, from the comparative three-month period. The prior year period included approximately $.17 million in additional interest to correct for under accrued interest in 2003.

Other Matters

On February 13, 2005, there was a fire at the Spicewood Springs Apartments of the Jacksonville portfolio, in which three units were damaged and one tenant lost his life. The Company incurred $273,000 to repair the units. The insurance proceeds, net of the deductible, were received by the property and totaled approximately $254,000. The units were repaired and were back in service by October 10, 2005. As of this date, no litigation or claims have been made against the Company in regards to this matter. It is management's belief that none are anticipated, therefore no reserves have been set aside.

Off Balance Sheet Arrangements

As of September 30, 2005, December 31, 2004 and September 30, 2004, respectively, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Items that the Company capitalizes include expenditures for improvements identified at a property's acquisition necessary to ensure that it is in a condition consistent with the Company's standards; non-recurring expenses for building additions and land improvements; exterior improvements including but not limited to painting, roof replacement and paving; and interior improvements including but not limited to floor coverings, appliance replacement, HVAC upgrade and/or replacement and furniture and fixture replacement. The Company capitalized a total of $955,658 and $320,993, respectively, for building improvements and personal property for properties owned as of December 31, 2004 during the period ended September 30, 2005. The Company also recorded $12,603,827 and $1,000,000, respectively in building and improvements and personal property related to the Plano community acquisition during the period ended September 30, 2005.

Ordinary maintenance, repair and turn over costs are expensed when incurred.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

A summary of the Company's debt as of September 30, 2005 is included in Note D of the financial statements. All of the Company's long term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. The Company's short term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate plus 100 basis points (4.76813% at September 30, 2005) to 9.5%. The weighted average interest rate on debt outstanding at September 30, 2005 and December 31, 2004 was 6.35% and 6.45%, respectively. The Company did not have any variable rate debt until the purchase of the Plano community in September 2005. Additionally, the Company refinanced the $12.0 million variable rate mortgage on the Plano acquisition with fixed rate debt in October 2005. Management estimates that a one percentage point increase in interest rates on variable rate outstanding debt, subsequent to the Plano mortgage refinance, would result in additional annual interest of $.06 million per year. An analysis of the fair market values of the debt held at September 30, 2005 is set forth below.

		Expected Maturity Date

		2005	2006	2007	2008	2009	2010	2011	Total	Fair Market Value (2)
	Liabilities
	Long Term Debt

Jacksonville	Fixed Rate ($US)	$0	$0	$0	$0	$0	$35.374	$0	$35.374	$33.547
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.29%	0%	-	5.36%(1)

Seattle	Fixed Rate ($US)	$0	$0	$0	$37.850	$0	$0	$0	$37.850	$37.710
	Avg. Interest Rate	0%	0%	0%	4.67%	0%	0%	0%	-	5.10%(1)

Seattle Second Mortgage Loan	Fixed Rate ($US)	$.035	$.058	$7.93	$0	$0	$0	$0	$8.023	$8.023
	Avg. Interest Rate	12%	12%	12%	0%	0%	0%	0%	-	12%(1)

Portland/Salt Lake City	Fixed Rate ($US)	$0	$0	$0	$0	$0	$39.333	$0	$39.333	$38.167
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.58%	0%	-	5.36%(1)

	Short Term Debt

Line of Credit	Fixed Rate ($US)	$0	$56.597	$0	$0	$0	$0	$0	$56.597	$56.597
	Avg. Interest Rate	0%	9.5%	0%	0%	0%	0%	0%	-	9.50%(1)

Plano Mortgage Loan	Floating Rate ($US)	$12.0	$0	$0	$0	$0	$0	$0	$12.0	$12.0
	Avg. Interest Rate	Libor plus 100 bpts	0%	0%	0%	0%	0%	0%	-	4.76813%(3)

ALLTX LLC Note	Floating Rate ($US)	$0	$5.556	$0	$0	$0	$0	$0	$5.556	$5.556
	Avg. Interest Rate	0%	Libor plus 300 bpts	0%	0%	0%	0%	0%	-	6.76813%(3)

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
  Rate based on the Libor rate charged on the interest period September 15, 2005 through October 15, 2005.

Item 4.	Controls & Procedures

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

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

On March 24, 2005, BC-Bainbridge Timuquana LLC, the owner of the community Oaks at Timuquana Apartments, which is controlled by the Company, filed a lawsuit against URS Corporation for breach of contract and negligence. During the due diligence period prior to acquisition of the community by the Company, URS Corporation, a global engineering firm, performed the property inspection for the Company. The property inspection report prepared by URS for BC-Bainbridge Timuquana LLC incorrectly stated that the community's plumbing system consisted of copper piping, when in fact it has galvanized pipe. Galvanized pipe is known throughout the industry to be substandard as it tends to corrode and become occluded by rust. As a result of the defendant's professional negligence and breach of contract, a suit has been filed for damages in excess of $1,000,000. If the Company had known that the piping was galvanized, there may have been an adjustment to the purchase price of the property. Although the lawsuit was filed for damages in excess of $1,000,000, the recovery of damages is uncertain. The court has denied the defendants motion to dismiss. The defendant recently provided responses to the complaint, in which they essentially denied the allegations. BC-Bainbridge Timuquana LLC's counsel has been hired on a contingency basis, and payment for services will be made solely from proceeds of a recovery or settlement on the case. Counsel is in the process of submitting a notice of trial, and a trial date could be set as early as first quarter 2006. A mediation conference has been scheduled for November 29, 2005. This is a non-binding mediation. Unless the mediation results in a settlement agreement, the case will likely go to trial in the first quarter of 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2005, the Company's Registration Statement on Form S-11 (File No. 333-108426), covering a public offering (the "Offering") of up to 105,000,000 shares of common stock to be offered at a price of $10 per share was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 5,000,000 shares available pursuant to the Company's dividend reinvestment plan.

No shares will be sold until the Company receives and accepts subscriptions for a minimum of 2,950,000 shares for gross offering proceeds of $29,500,000. Until such time, subscription proceeds will be held in escrow and the Company may not confirm the sale of any shares nor apply subscription proceeds to the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. After subscriptions are released from escrow and until invested by the Company, the net offering proceeds therefrom will be held in short-term, liquid investments.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

10.1 Property Management Agreement for Preston at Willow Bend Apartments, Plano, Texas, dated September 15, 2005, by and between BC Broadstone Preston, LP and Alliance Residential, LLC (incorporated by reference to the Company's report on Form 8-K furnished to the Securities and Exchange Commission on September 21, 2005)

10.2 Loan Agreement, dated September 15, 2005, by and between Wachovia Bank, National Association and ALLTX, LLC ((incorporated by reference to the Company's report on Form 8-K furnished to the Securities and Exchange Commission on September 21, 2005)

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Principal Executive Officer

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Executive Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: November 14, 2005	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2005	/s/ John P. Manning	Chief Executive Officer
John P. Manning

November 14, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer