Form 10-Q/A
period 2005-06-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2005-12-07
CIK 1260793

FORM 10-Q/A

(Amendment No. 1)

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

20,000 share of common stock, par value $.001 per share, outstanding as of December 6, 2005

This amendment No. 1 to our quarterly report on Form 10-Q for the period ended June 30, 2005 is being filed to (i) record a related party fee accrual omitted from the original filing. Prior to the adjustment due to related party, year to date operating income and earnings per share totaled $2,419,299, $2,991,905 and $(136) respectively. Subsequent to the adjustment due to related party, operating income and earnings per share totaled $3,084,075, $2,327,129 and $(170), respectively; (ii) correct a depreciation figure stated in the notes to financial statements. Prior to the adjustment depreciation was reported as $2,696,906 and subsequent to the adjustment depreciation is reported as $2,696,827; and (iii) correct a loan obligation amount in Item 3 of Part I. The remaining items contained within this Amendment No. 1 consist of all other items originally contained within our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 in the form filed with the Securities and Exchange Commission on August 22, 2005. These remaining items are not amended hereby, but are included for the convenience of the reader. Except as expressly stated herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of any later date.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Consolidated Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2-3
Consolidated Statements of Changes in Partners' Capital	4
Consolidated Statements of Cash Flows	5
Consolidated Notes to Financial Statements	6-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23-24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Boston Capital Real Estate Investment, Trust Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (Unaudited) Restated	December 31, 2004 (Audited)
REAL ESTATE
Land	$29,033,719	$29,033,719
Building and improvements	134,115,816	133,527,539
Personal property	7,119,515	6,805,422

	170,269,050	169,366,680
Less accumulated depreciation	10,261,230	7,564,403

	160,007,820	161,802,277

OTHER ASSETS
Cash	1,181,914	1,057,543
Accounts receivable-tenants	137,126	146,605
Prepaid expenses	121,392	221,935
Utility deposits	42,373	40,900
Tenants' security deposits	457,199	433,864
Reserves and escrows	2,360,161	2,465,273
Financing costs, net of accumulated amortization of $783,074 and $623,619, respectively	1,272,590	1,432,046
Other assets	1,399,007	1,077,501

	$166,979,582	$168,677,944

LIABILITIES AND SHAREHOLDER'S DEFICIT

Line of credit-affiliate	$56,596,665	$56,596,665
Interest payable on line of credit	485,048	325,501
Mortgage notes payable	120,569,406	120,595,521
Accounts payable and accrued expenses	1,533,954	2,104,784
Due to related party	3,084,075	1,353,759
Management fee payable	21,166	21,166
Real estate taxes payable	443,237	84,397
Unearned rental revenue	116,887	96,014
Tenant security deposits	461,633	438,391

	183,312,071	181,616,198

SHAREHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued, and outstanding
Common stock, $.001 par value, 350,000,000 shares authorized, 20,000 shares issued, and outstanding	20	20
Additional paid-in capital	199,980	199,980
Accumulated deficit	(16,532,489)	(13,138,254)

	(16,332,489)	(12,938,254)

	$166,979,582	$168,677,944

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2005 Restated	2004

TOTAL RENTAL AND OTHER REVENUE	$5,821,678	$5,027,396

OPERATING COSTS
Property operating costs	1,868,301	2,149,917
General and administrative	617,889	532,279
Depreciation and amortization	1,434,326	774,823
Management fees-related party	281,413	189,501
Organization costs	-	-
Portfolio management fee-related party	109,066	109,066
Asset management fee-related party	332,388	-
Other expenses	-	39,164

	4,643,383	3,794,750
OPERATING INCOME	1,178,295	1,232,646

INTEREST EXPENSE
Interest expense on line of credit-affiliate	1,359,106	1,359,106
Interest expense-other	1,511,467	1,507,999

	2,870,573	2,867,105

NET LOSS	$(1,692,278)	$(1,634,459)

LOSS PER SHARE-BASIC AND DILUTED	$(85)	$(82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	20,000	20,000

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30,
(Unaudited)

	2005 Restated	2004

TOTAL RENTAL AND OTHER REVENUE	$11,527,630	$10,417,790

OPERATING COSTS
Property operating costs	3,745,295	4,287,222
General and administrative	1,236,664	1,158,113
Depreciation and amortization	2,855,748	2,224,595
Management fees-related party	479,886	384,375
Organization costs	-	180,400
Portfolio management fee-related party	218,132	218,132
Asset management fee-related party	664,776	-
Other expenses	-	75,903

	9,200,501	8,528,740
OPERATING INCOME	2,327,129	1,889,050

INTEREST EXPENSE
Interest expense on line of credit-affiliate	2,703,277	2,718,212
Interest expense-other	3,018,087	3,018,603

	5,721,364	5,736,815

NET LOSS	$(3,394,235)	$(3,847,765)

LOSS PER SHARE-BASIC AND DILUTED	$(170)	$(192)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING-BASIC AND DILUTED	20,000	20,000

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended June 30, 2005
(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of December 31, 2004	20,000	$20	$199,980	$(13,138,254)	$(12,938,254)

Net income (loss)	-	-	-	(3,394,235)	(3,394,235)

Balance as of June 30, 2005	20,000	$20	$199,980	$(16,532,489)	$(16,332,489)

The accompanying notes are an integral part of this statement

Boston Capital Real Estate Investment Trust Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)
	2005 Restated	2004
Cash flows from operating activities
Net loss	$(3,394,235)	$(3,847,765)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	2,855,748	2,224,595
(Increase) decrease in accounts receivable-tenants	9,479	(6,214)
(Increase) decrease in prepaid expenses	100,543	145,604
(Increase) decrease in security Deposits - asset	(23,335)	65,525
(Increase) decrease in reserves and escrows	(410,086)	(491,345)
Increase (decrease) in payable and accrued expenses	(570,830)	1,165,892
Increase (decrease) in interest payable on line of credit - affiliate	159,548	(731,448)
Increase (decrease) in due to related party	882,908	-
Increase (decrease) in management fee payable	-	388,008
Increase (decrease) in real estate taxes payable	358,840	330,013
Increase (decrease) in unearned rental revenue	20,873	9,876
Increase (decrease) in tenants' security deposits - liability	23,242	11,808

Net cash provided by (used in) operating activities	12,695	(735,451)

Cash flows from investing activities
Investment in real estate	(903,310)	(201,670)
(Increase) decrease in reserves and escrows	515,198	4,860,004
(Increase) decrease in construction in progress	-	(4,030,791)

Net cash provided by (used in) investing activities	(388,112)	627,543

Cash flows from financing activities
Payment of mortgage note payable	(26,115)	(25,599)
Increase (decrease) in due to related party	847,409	-
Payment of deferred offering costs	(321,506)	-

Net cash provided by (used in) financing activities	499,788	(25,599)

NET INCREASE (DECREASE) IN CASH	124,371	(133,507)

Cash, beginning	1,057,543	1,111,871

Cash, end	$1,181,914	$978,364

Interest paid	$5,561,817	$6,468,266

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

Real Estate and Acquisitions

Real estate is carried at cost. Depreciation is computed under the straight-line method using service lives of 7 years for personal property, 5 - 10 years for improvements and 40 years for buildings. Depreciation expense for the six months ended June 30, 2005 and 2004 was $2,696,827 and $2,014,382, respectively.

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

Asset Management Fee

For managing the affairs of the Company the Advisor is compensated with a monthly asset management fee equal to 1/12th of .75% of the amount invested in communities (including the original principal amount of any mortgage indebtedness). The Advisor has waived its right to all asset management fees from the time of inception though December 31, 2004. As of June 30, 2005 accrued and unpaid asset management fees due to the Advisor totaled $664,776 and are included in asset management fee-related party on the consolidated income statement and due to related party on the consolidated balance sheet.

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

We intend to qualify and remain qualified as a REIT under the Internal Revenue Code for as long as being so qualified affords us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and your yield on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. However, we believe that we are organized and operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2005, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

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

	2006		2007	2008	2009	2010	Total

Mortgages	$60,223		$61,881	$45,740,302	$-	$74,707,000	$120,569,406
Line of Credit	56,596,665	a	-	-	-	-	56,596,665
Due to Related Party	3,084,075	b	-	-	-	-	3,084,075

Total	$59,740,963		$61,881	$45,740,302	$-	$74,707,000	$180,250,146

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

Results of Operations

Comparison of Operations Six Months ended June 30, 2005 and 2004

The following summarizes changes in the Company's operations for the six-month period ended June 30, 2005, from the six-month period ended June 30, 2004. Net loss for the six months ended June 30, 2005 improved from the same prior period by approximately $454,000, or 11.8%, primarily as a result of increased rental income, decreased operating expenses, increased depreciation expense, decreased organization expense and increased asset management fee expense. No acquisition or disposition of assets was made between January 1, 2004 and June 30, 2005; therefore all changes in operations occurred from the same units owned in each six month period.

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

Asset management fee-related party

Asset management fee-related party increased to approximately $665,000 in the current period from zero in the prior six-month period. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

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

Net loss for the three months ended June 30, 2005 increased from operations for the same prior period by approximately $58,000 or 3.5%. No acquisition or disposition of assets was made between April 1, 2004 and June 30, 2005; therefore all changes in operations occurred from same units owned in the three-month periods. Below is a summary of the significant changes in current to prior 3-month period operations.

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

Asset management fee-related party

Asset management fee-related party increased to approximately $332,000 in the current period from zero in the prior three-month period. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

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

Funds From Operations (FFO)

The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds From Operations ("FFO") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." The Company presents FFO because it considers it an important supplemental measure of its operational performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude historical cost depreciation and amortization of real estate and related assets under accounting principles generally accepted in the United States, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared period to period, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. [The Company computes FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002), which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs.] Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with accounting principles generally accepted in the United States) as an indicator of our liquidity, nor is it indicative of funds available to fund the Company's cash needs, including the Company's ability to pay dividends or make distributions. The Company does not have any unconsolidated joint ventures and did not have any property sales in the current period. The Company's FFO for the three months ended June 30, 2005 and 2004 was $(337,373) and $(977,725), respectively. The Company's FFO for the six months ended June 30, 2005 and 2004 was $(697,408) and $(1,833,383), respectively.

Below is a reconciliation of the Company's net income to FFO for the six months ended June 30, 2005 and 2004:

	Three Month Ended		Six Months Ended
	June 30,		June30,

	2005	2004	2005	2004
Net income	$(1,692,278)	$(1,634,459)	$(3,394,235)	$(3,847,765)
Depreciation	1,354,905	656,734	2,696,827	2,014,382

FFO	$(337,373)	$(977,725)	$(697,408)	$(1,833,383)

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

		Expected Maturity Date

		2005	2006	2007	2008	2009	2010	2011	Total	Fair Market Value (2)
	Liabilities
	Long Term Debt

Jacksonville	Fixed Rate ($US)	$0	$0	$0	$0	$0	$35.374	$0	$35.374	$33.547
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.29%	0%	-	5.36%(1)

Seattle	Fixed Rate ($US)	$0	$0	$0	$37.850	$0	$0	$0	$37.850	$37.710
	Avg. Interest Rate	0%	0%	0%	4.67%	0%	0%	0%	-	5.10%(1)

Seattle Second Mortgage Loan	Fixed Rate ($US)	$.035	$.058	$7.93	$0	$0	$0	$0	$8.023	$8.023
	Avg. Interest Rate	12%	12%	12%	0%	0%	0%	0%	-	12%(1)

Portland/Salt Lake City	Fixed Rate ($US)	$0	$0	$0	$0	$0	$39.333	$0	$39.333	$38.167
	Avg. Interest Rate	0%	0%	0%	0%	0%	4.58%	0%	-	5.36%(1)

	Short Term Debt

Line of Credit	Fixed Rate ($US)	$0	$56.597	$0	$0	$0	$0	$0	$56.597	56.597
	Avg. Interest Rate	0%	0%	0%	0%	0%	0%	0%	-	9.50%(1)

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
Boston Capital Real Estate Investment Trust Inc.

Date: December 6, 2005	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

December 6, 2005	/s/ John P. Manning	Chief Executive Officer
John P. Manning

December 6, 2005	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer