Form 10-K
period 2005-12-31
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2006-03-31
CIK 1260793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                  OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO

                       COMMISSION FILE NUMBER 333-108426
               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
             (Exact name of registrant as specified in its charter)

                      MARYLAND                                             56-2356626
            (State or other jurisdiction                    (I.R.S. Employer Identification Number)
         of incorporation or organization)

           ONE BOSTON PLACE, SUITE 2100,                                     02108
                     BOSTON, MA                                            (Zip Code)
      (Address of principal executive offices)

      (Registrant's telephone number, including area code): (617) 624-8900

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------  -----------------------------------------
                  None                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                           --------------------------

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes / / No /X/

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer / /    Accelerated filer / /    Non-accelerated
                                   filer /X/

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes / / No /X/

    The registrant registered an offering of shares of common stock (the "Shares") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Shares exists, there is no market value for such Shares. Each Share will be sold at $10.00 per Share.

    As of March 31, 2006, the registrant had 20,000 shares of common stock, $.001 par value, outstanding, all of which are owned by an affiliate of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I......................................................    1

  Item 1. Business..........................................    1
  Item 1A. Risk Factors.....................................    5
  Item 1B. Unresolved Staff Comments........................   17
  Item 2. Properties........................................   17
  Item 3. Legal Proceedings.................................   18
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................   19

PART II.....................................................   20

  Item 5. Market for Registrant's Common Equity, Related
    Stockholder Matters and Issuer Purchases of Equity
    Securities..............................................   20
  Item 6. Selected Financial Data...........................   22
  Item 7. Management Discussion and Analysis of Financial
    Condition and Results of Operations.....................   24
  Item 7A. Quantitative and Qualitative Disclosure About
    Market Risk.............................................   33
  Item 8. Financial Statements and Supplementary Data.......   34
  Item 9. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.....................   34
  Item 9A. Controls and Procedures..........................   35
  Item 9B. Other Information................................   35

PART III....................................................   36

  Item 10. Directors and Executive Officers of the
    Registrant..............................................   36
  Item 11. Executive Compensation...........................   40
  Item 12. Security Ownership of Certain Beneficial Owners
    and Management and Related Stockholder Matters..........   41
  Item 13. Certain Relationships and Related Transactions...   43
  Item 14. Principal Accountant Fees and Services...........   45
  Item 15. Exhibits, Financial Statement Schedules..........   47

                                     PART I

ITEM 1.  BUSINESS

BUSINESS HISTORY

    Boston Capital Real Estate Investment Trust, Inc., a Maryland corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of apartment communities in the United States. We intend to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, beginning with the tax year ended December 31, 2005. Our objective is to generate stable and increasing cash flow and asset value by managing apartment communities in the United States. We own interests in 11 properties consisting of 3,098 units and comprising approximately 2,713,000 square feet located in Washington, Oregon, Utah, Florida and Texas, which are more fully described in Item 2. We purchased 10 of the properties in May 2003 with funds from a related party note and one property in September 2005 through a wholly owned LLC that purchased the properties with a bank loan. At
December 31, 2005, the properties were 94.3% leased. The terms "the Company," "we," "us" and "our" refer to Boston Capital Real Estate Investment
Trust, Inc., together with its consolidated subsidiaries and joint ventures.

    We were initially capitalized by offering 20,000 shares of $.001 par value common stock to Boston Capital Companion Limited Partnership, an affiliated entity. The offer price of $10.00 per share resulted in gross proceeds of $200,000. We are wholly owned by Boston Capital Companion Limited Partnership. As of the date of this annual report, these are the only shares of common stock outstanding. In January 2006, we issued 173 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock. The shares were issued in a private placement for the purpose of having at least 100 shareholders to satisfy one of the qualifications we must meet in order to qualify as a REIT. The outstanding preferred shares are subject to redemption, in whole or in part, at any time following January 30, 2007 at a price of $500 per share plus all accrued and unpaid dividends.

OUR INITIAL PUBLIC OFFERING

    We have filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our initial public offering of up to 100,000,000 shares of our common stock on a best-efforts basis at $10.00 per share to investors who meet certain suitability standards. We refer to our initial public offering as "the offering." No shares will be sold, however, unless at least 250,000 shares are sold. We are also offering up to 5,000,000 shares to be issued pursuant to our dividend reinvestment plan at $9.30 per share. As of the date hereof, we have not raised the minimum amount of $2,500,000, and have therefore not held an initial closing to admit stockholders. The offering will terminate no later than July 1, 2007 (unless extended with respect to the shares offered under our dividend reinvestment plan or as otherwise permitted by applicable law), but we may terminate the offering at any time prior to that date.

    If we raise at least approximately $29.5 million in the offering (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) by January 1, 2007, we will repay all of our outstanding indebtedness attributable to our Jacksonville communities from the proceeds of the offering, and our affiliate line of credit lender will release its lien on our interests in those communities.

    If we do not raise at least $29.5 million in the offering (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) by January 1, 2007, we will lose our interest in the Jacksonville communities and all our other communities.

    All of the communities that we have acquired interests in to date are also encumbered by permanent mortgage indebtedness which will not be repaid from the proceeds of the offering.

THE ADVISOR AND THE DEALER-MANAGER

    Our day-to-day activities are managed by Boston Capital REIT Advisors, LLC, one of our affiliates and our advisor under the terms and conditions of an advisory agreement. Among other things, the advisor is responsible for identifying and conducting, subject to the approval of our board of directors, acquisitions on our behalf. The dealer-manager of the offering is Boston Capital Securities, Inc., our affiliate and an affiliate of the advisor. We have no employees of our own. Boston Capital REIT Advisors, LLC, is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Certain of our officers and directors are also officers of the advisor and/or officers, directors and registered principals of the dealer-manager.

BUSINESS AND BUSINESS STRATEGIES

    Our business objective is to generate stable and increasing cash flow and asset value by managing apartment communities in the United States, typically garden apartments and select mid-rise properties of 150 or more rental units that are located in suburban or metropolitan areas. Our policy is to acquire assets primarily for current income generation. Some of the properties that we own and in which we intend to invest are apartment communities which our advisor believes are undervalued mainly because of deferred maintenance or renovations which the seller has not performed. For any such communities, we will need to raise sufficient funds to make any such deferred maintenance or renovations. In addition, we invest in properties located in markets which offer favorable value and growth prospects. In general, our investment objectives are to:

    - provide quarterly cash distributions, as well as provide growth in distributions over time;

    - increase our value through increases in the cash flows and values of our apartment communities; and

    - preserve and protect the value of our interest in our communities and secondarily achieve long-term capital appreciation;

however, the achievement of these objectives is not guaranteed.

PROPERTY SELECTION

    When making investments in apartment communities, our advisor considers relevant real property and financial factors, including the condition and location of the community, its income-producing capacity and the prospects for its long-term appreciation. The proper location, design and amenities are important to the success of a community. Apartment communities under consideration are first subjected to a comprehensive due diligence review. In selecting specific communities, the advisor, as approved by our board of directors, applies the following minimum standards:

    - The apartment community is in what the advisor considers to be a quality market area within locations that provide stability and upside potential.

    - We will endeavor to maintain an aggregate mortgage indebtedness on our communities totaling between 55% and 65% but in any event not more than 70% of our gross asset value, but this is not a limitation on the amount of mortgage indebtedness on any one community acquired, and there are no limitations in our organizational documents regarding the amount of mortgage and other borrowings on our communities. The aggregate amount of our indebtedness outstanding at any time, however, may not exceed 300% of our net assets. For these purposes, "gross asset value" means the total purchase price of our properties, including property-level acquisition costs, closing costs and reserves, company-level acquisition fees, company-level capitalized expenses and company-level reserves or the value reported in the most recent appraisal of the properties, whichever is later, and "net asset value" means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied.

    - For communities acquired before the minimum offering of $2.5 million has been raised, the communities have 18 months of stable operations; following such period, we expect that not more than 10% of the communities will consist of development and other properties that will not have at least 18 months of stable operations.

    The following describes the factors the advisor considers when deciding whether to invest in an apartment community:

    - Location considerations include characteristics of the surrounding area and the suitability of the neighborhood services and amenities available to the resident base. The advisor considers accessibility to the community by both public and private transportation, and its visibility and curb appeal to prospective residents. Property considerations include physical aspects of the property, its condition, quality of design and materials and its amenities.

    - The market area is characterized as having current and long-term suitable demographic and economic conditions. The advisor considers supply and demand factors and determines whether the capture rates in the primary and secondary market areas are within appropriate standards for the resident base. The advisor also considers the competitive advantage of the community as compared with competing properties in the same market area.

    - In its determination of the stability of the communities' operations, the advisor considers the potential impact of rent growth, turnover, rent discounts, concessions and other factors that exist or may exist in the competitive environment.

    - The community must be in a market area possessing attractive investment attributes, including income growth, stability and upside associated with improving market fundamentals and/or value added through renovation or repositioning of the property.

    - The advisor must determine, through third-party environmental and engineering assessments, that the property is not subject to any recognized environmental or physical conditions or deferred maintenance costs that would impact the future operations, marketability or salability of the property.

    - The community's management team, including any potential joint venture partners, must demonstrate substantial experience, where applicable, in the design, development and management of market rate apartment communities. The advisor considers each individual's or entity's current financial position, past financial performance and performs credit checks, background checks and reference reviews.

    - Communities will not be acquired from the advisor or any of its affiliates unless a majority of the independent directors approve the transaction as being fair and reasonable to us and at a price no greater than the cost of the asset to such advisor or affiliate, or if the price is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable.

FINANCING

    We expect that proceeds of the offering will be our primary source of funds going forward. Proceeds from the offering will be used to repay borrowings under our affiliate line of credit and may be used to repay the Wachovia loan. Once these borrowings have been repaid, we will pursue one or both of two alternatives for acquiring interests in additional communities. One, our board of directors may determine to establish one or more new lines of credit to be used to purchase interests in additional communities and to repay those borrowings as sufficient funds are raised from the sale of additional shares. If our board determines to repeat this reborrowing and repayment process, it is possible that any new borrowing will be secured by our interests in all of our communities. Alternatively, our board may determine to acquire additional interests in communities as sufficient funds are raised. In this alternative, no funds would have to be borrowed under any line of credit to acquire interests in communities. Whichever alternative is used, our board of directors anticipates that every community we invest in will be encumbered by mortgage indebtedness, that the aggregate amount of the mortgage indebtedness on our communities that are no longer (or have not been) financed with our affiliate line of credit or any replacement line of credit is projected to be within the targeted range of 55% to 65% but in any event will not be more than 70% of the gross asset value of those communities.

PROPERTY MANAGEMENT

    Typically, a wholly owned subsidiary of our company owns limited liability company interests (representing all of the equity) in a limited liability company (LLC) that owns, through wholly owned subsidiaries, a group of apartment communities. The manager of the LLC that owns apartment communities through wholly owned subsidiaries is typically an affiliate of the property manager, and typically has a small economic interest in the LLC. We have the right to remove and replace the LLC manager at any time without cause. We believe that this arrangement, along with the right to a portion of net sale proceeds from the disposition of an asset after certain benchmark payments have been made to us, is an appropriate incentive to encourage performance by the manager of the LLC. Reports are provided by the property manager to the Advisor for review on request or at a minimum on a monthly basis.

DISTRIBUTIONS

    We intend to pay regular quarterly distributions to holders of our common stock. Any distributions we make, however, will be at the discretion of our board of directors, in accordance with our earnings, cash flow, capital needs and general financing condition. Distributions will be made to those holders of our common stock who are holders of our common stock as of the record date selected by our board of directors. We expect to make distributions that include a return of capital, and to the extent we do so prior to the repayment of our affiliate line of credit, will have less funds available to pay our affiliate line of credit. We may use various non-operational sources of cash in order to pay such distributions. For example, we could borrow funds on a short term basis. We could also sell additional shares of stock or we could sell some of our communities. If we do any of the foregoing, we may have decreased cash available for future distributions.

INSURANCE

    We believe that our properties are adequately insured.

COMPETITION

    We have acquired and intend to acquire interests in apartment communities in the United States wherever suitable communities are identified by our advisor. We will compete with many other REITs, real estate partnerships, real estate operating companies and other investors, including banks and insurance companies, many of which will have greater financial resources than we do, in the acquisition and operation of apartment communities. All of our apartment communities will be located in developed areas that include other multifamily residential properties. The number of competitive properties in a particular area could have a material effect on our ability to lease units at our apartment communities and on the rents charged at the properties. While there are no dominant competitors in the industry, the market for acquiring apartment communities in the United States is extensive and local in nature. We may be competing with other entities that have greater resources than we do, including several with national portfolios valued at billions of dollars, and whose managers may have more experience than our managers. In addition, other forms of housing, including manufactured housing community properties and single-family housing provide alternatives to potential residents of multifamily residential properties. We seek to grow by acquiring apartment communities in selected targeted markets. We intend to compete for the acquisition of properties by identifying opportunities that other competitors do not appreciate and by offering the highest acquisition price possible within the parameters of our investment objectives and policies. We cannot predict how successful we will be in identifying and acquiring suitable apartment communities. In particular, we seek opportunities to add value through renovation and rehabilitation projects. Our presence in metropolitan areas in Florida, Utah, Texas and the northwest United States gives our initial portfolio geographic diversity while providing us with a competitive advantage in identifying and competing for acquisition and development opportunities in those target markets. We believe our management structure and our strategy of employing seasoned local property managers will allow us to grow in both our existing markets and in selected new markets without incurring substantial additional costs. Our strategy of providing a subordinated economic interest to established local operators also may give us a competitive advantage over buyers that may not provide such an incentive.

AVAILABLE INFORMATION

    We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K, which are available though the SEC's electronic data gathering, analysis and retrieval system ("EDGAR") by accessing the SEC's home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Because we have not yet admitted stockholders pursuant to the offering, we have not sent an annual report or proxy material to any stockholder.

ITEM 1A.  RISK FACTORS

    Presented below are certain factors we believe are material to our stockholders. You should be aware that there are various risks, including those described below that in the future will, and in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or reflects certain forward-looking statements. You should read the explanation of the qualification and limitations on such forward-looking statements in this annual report on Form 10-K under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                RISKS RELATED TO OUR PROPERTIES AND OUR BUSINESS

BORROWING CREATES RISKS THAT THE OFFERING PROCEEDS MAY BE INSUFFICIENT TO PAY THE NON-RECOURSE ACQUISITION DEBT ON OUR PROPERTIES OR OUR CASH FLOW MAY BE INSUFFICIENT TO MEET OUR DEBT OBLIGATIONS.

    We may borrow money to acquire interests in communities, to preserve our status as a REIT, for payment of distributions to stockholders and for other corporate purposes. Our board of directors anticipates that we will obtain one or more lines of credit to provide financing for the acquisition of interests in communities to the extent we have not yet raised sufficient offering proceeds. We have entered into an initial $60,000,000 loan agreement with an affiliate, which is also an affiliate of our advisor, which we used to acquire interests in our ten initial properties. We also entered into a

$5,556,348 loan with Wachovia Bank, National Association, which we used to acquire our interests in our Plano community. We currently expect to repay all amounts borrowed under our affiliate line of credit from the proceeds of the offering, and possibly the Wachovia loan. Our affiliate line of credit is non-recourse to our company but is secured by the interests in our initial ten communities. If we do not receive enough offering proceeds to repay the amounts due under this or any other line of credit, we will have to seek additional equity or debt financing or lose our interests in communities that secure any unpaid amounts due. In addition, our communities are encumbered by mortgage debt, and we expect any additional properties we acquire interests in to be similarly encumbered. Borrowing may be risky if the cash flow from our real estate investments is insufficient to meet our debt obligations. If we cannot meet our debt obligations on our secured loans, the lender could take the property, and we would lose both the asset and the income we were deriving from it. Further, if our leverage does not increase our profitability, we will have less cash available for distributions. If we cross-collateralize our properties in order to provide additional collateral to a lender, we run the risk of losing a good-performing property in the event that it is cross-collateralized with a poor-performing property that causes us to default on our loan terms.

ADVERSE ECONOMIC CONDITIONS AND COMPETITION MAY IMPEDE OUR ABILITY TO RENEW LEASES OR RE-LEASE UNITS AS LEASES EXPIRE AND REQUIRE US TO UNDERTAKE UNBUDGETED CAPITAL IMPROVEMENTS, WHICH COULD HARM OUR BUSINESS AND OPERATING RESULTS.

ADVERSE ECONOMIC CONDITIONS.

    If our communities do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our income and results of operations will be significantly harmed. An apartment community's revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from the investment.

DEPENDENCY ON RENTAL INCOME.

    We will be dependent on rental income to pay operating expenses and to generate cash to enable us to make distributions to our stockholders. If we are unable to attract and retain residents or if our residents are unable, due to an adverse change in the economic condition of a particular region or otherwise, to pay their rental obligations, our ability to make expected distributions will be adversely affected.

COMPETITION.

    We face and will face competition from other properties of the same type within the areas in which our apartment communities are and will be located. Competition from other properties may affect our ability to attract and retain residents, to increase rental rates and to minimize expenses of operation. Virtually all of the leases for our apartment communities are and will be short-term leases (generally, one year). Increased competition for residents may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and harm our operating results.

OUR DEBT COVENANTS MAY RESTRICT OUR OPERATING ACTIVITIES, WHICH MAY HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.

    The mortgages on our communities contain and will contain customary negative covenants such as those that limit the owner's ability, without the prior consent of the lender, to transfer interests or further mortgage the applicable property or to discontinue insurance coverage. In addition, our affiliate line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, which we will have to maintain. These include the requirement to provide financial statements and information requested by the lender, and limit indebtedness to our affiliate line of credit, property mortgages and indebtedness incurred for the payment of taxes and governmental charges and for services and materials in the ordinary course of business. We must also obtain the lender's consent to the sale or refinancing of any assets pledged under our affiliate line of credit, to any change in our control and to the placing of any lien on the pledged assets. We may rely on borrowings under another line of credit to finance capital improvement projects and for working capital, and if we are unable to borrow under another line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender could declare a default and require us to repay the debt immediately and, if the debt is secured, could immediately take possession of the property securing the loan.

OUR WORKING CAPITAL RESERVES MAY NOT BE ADEQUATE TO COVER ALL OF OUR CASH NEEDS, IN WHICH CASE WE WILL HAVE TO OBTAIN FINANCING FROM OTHER SOURCES.

    Our working capital reserves are equal to 1% of the offering proceeds and any additional operating reserves created at the operating level may not be adequate to cover all of our cash needs. In order to cover those needs, we may have to obtain financing from either affiliated or unaffiliated sources. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Additional borrowings for working capital purposes will increase our interest expense, and therefore may have a negative impact on our results of operations.

OUR ADVISOR MAY NOT BE SUCCESSFUL IN IDENTIFYING SUITABLE ADDITIONAL ACQUISITIONS THAT MEET OUR CRITERIA.

    Our advisor may not be successful in identifying additional suitable apartment communities that meet our acquisition criteria or consummating additional acquisitions on satisfactory terms. Except for the investments described in this annual report, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. Failures in identifying or consummating acquisitions could reduce the number of acquisitions we complete, which could in turn harm our ability to achieve our investment objectives and to pay distributions.

WE FACE COMPETITION FOR THE ACQUISITION OF APARTMENT COMMUNITIES, WHICH MAY IMPEDE OUR ABILITY TO MAKE FUTURE ACQUISITIONS OR MAY INCREASE THE COST OF ACQUISITIONS.

    We compete with many other entities engaged in real estate investment activities for acquisitions of apartment communities, including institutional pension funds, other REITs and other owner-operators of apartments. These competitors may have driven up the prices we have paid for the interests in apartment communities we have acquired, and they may drive up the prices we must pay for interests in apartment communities we seek to acquire or may succeed in acquiring those assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital, the ability to use their listed shares and UPREIT structure as currency for acquisition, and enhanced operating efficiencies. If we pay higher prices for communities, our profitability will be reduced, and you may experience a lower return on your investment.

RISING OPERATING EXPENSES COULD REDUCE OUR CASH FLOW AND FUNDS AVAILABLE FOR FUTURE DISTRIBUTIONS.

    We bear all expenses incurred in our operations. If any community is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expense, then we could be required to expend funds for that community's operating expenses. The communities will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. In addition, our board of directors, in its discretion, may retain any portion of cash funds generated by operations for working capital. We cannot assure you that sufficient cash will be available for distribution to you.

RENOVATION OF PROPERTIES MAY RESULT IN INCREASED COSTS AND LOSS OF INCOME DURING THE RENOVATION PERIOD.

    Currently some of the properties that we own are communities which our advisor believes are undervalued mainly because of deferred maintenance or renovations which the seller has not performed. For similar communities purchased in the future, we will need to raise sufficient funds to make any such deferred maintenance or renovations. We will be subject to risks relating to the contractor's ability to control construction costs and meet timetables. Performance may also be affected or delayed by conditions beyond the contractor's control. In some cases, tenants will have to be relocated during the renovation. This will add to our costs. Delays in completion of any renovations will add to these costs. Vacant units that are being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation.

DEVELOPMENT AND CONSTRUCTION OF PROPERTIES MAY RESULT IN DELAYS AND INCREASED COSTS AND RISKS.

    While we have no present plans to do so, we may in the future invest in the acquisition of properties upon which we will develop and construct apartment communities. We will be subject to risks relating to the builder's ability to control construction costs or to build in conformity with contract terms, plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give residents the right to terminate preconstruction leases for apartments at a newly developed apartment community. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction since the builder may default in completing the project for which progress payments have been made. Factors such as these can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property.

DISCOVERY OF PREVIOUSLY UNDETECTED ENVIRONMENTALLY HAZARDOUS CONDITIONS AND PHYSICAL DEFECTS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

    Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our communities, we may be potentially liable for such costs. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect the business, assets or results of operations of our company and, consequently, amounts available for distribution to you. In addition, although we engage third parties to conduct engineering assessments of properties we intend to acquire, we cannot assure you that these assessments will detect latent or patent physical defects affecting such properties or accurately reflect the cost to repair or improve the property. The unforeseen cost of repairing or improving a property could materially adversely affect the business, assets or results of operations of our company and, consequently, amounts available for distribution to you.

WE MAY FACE CONFLICTS WITH SELLERS, PARTNERS AND JOINT VENTURERS.

    We may acquire communities from sellers that we will retain as property managers and who typically will continue to own an equity or other economic interest in the communities as the general partner or managing member of the owner limited partnership or limited liability company. We will own substantially all the equity interests in the owner entities, with the right to remove the general partner or managing member without cause. While we have no present plans to do so, we may also enter into joint ventures with other programs affiliated with us for the acquisition, development or improvement of properties, and we may develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. These investments may involve risks not otherwise present with an investment in real estate, including, for example: the possibility that our co-venturer or partner in an investment might become bankrupt; that such co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Actions by a co-venturer or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. Under certain joint venture agreements, neither co-venturer may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. We may face certain additional risks and potential conflicts of interest in the event we enter into joint ventures. For example, the co-venturer may never have an active trading market for its equity interests. Therefore, if we become listed on a national securities exchange or on the NASDAQ National Market, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, in the event that we are not listed on a national securities exchange or on the NASDAQ National Market by June 22, 2015, our organizational documents provide for an orderly liquidation of our assets if stockholders holding a majority of our shares vote to authorize us to liquidate. In the event of our liquidation, any joint venture may be required to sell its properties at that time. Although the terms of any joint venture agreement could grant the co-venturer a right of first refusal to buy the properties held in the joint venture in the event of our liquidation, it is not possible to determine at this time whether the co-venturer would have sufficient funds to exercise the right of first refusal in these circumstances.

THE LIQUIDATION OF OUR ASSETS MAY BE DELAYED.

    If our shares are not listed on a national securities exchange or on the NASDAQ National Market by June 22, 2015, we will undertake, if stockholders owning a majority of our stock vote to authorize us to do so, to sell our assets and distribute the net sales proceeds to our stockholders, and we will thereafter engage only in activities related to our orderly liquidation. Neither our advisor nor our board of directors may be able to control the timing of the sale of our interests in apartment communities due to market conditions, and we cannot assure you that we will be able to sell our assets so as to return our stockholders' aggregate invested capital, to generate a profit for the stockholders or to fully satisfy our debt obligations. We will only return all of our stockholders' invested capital if we sell our interests in communities for more than their original purchase price, although return of capital, for federal income tax purposes, is not necessarily limited to stockholder distributions following sales of properties. If we take a purchase money obligation in partial payment of the sales price of our interest in a community, we will realize the proceeds of the sale over a period of years.

WE EXPECT TO MAKE DISTRIBUTIONS THAT INCLUDE A RETURN OF CAPITAL.

    We expect to make distributions that include a return of capital, and to the extent we do so prior to the repayment of our affiliate line of credit, we will have less funds available to repay our affiliate line of credit. We may use various non-operational sources of cash in order to pay such distributions. For example, we could borrow funds on a short term basis. We could also sell additional shares of stock or we could sell some of our communities. If we do any of the foregoing, we may decrease cash available for future distributions. To the extent we make distributions in excess of our current or accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder's shares, and the amount of each distribution in excess of a U.S. stockholder's tax basis in its shares will be taxable as gain realized from the sale of its shares.

                RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

THE BOARD OF DIRECTORS CAN TAKE MANY ACTIONS WITHOUT STOCKHOLDER APPROVAL.

    Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, without a vote of our stockholders, our board may: amend or revise our major policies, including financing and distributions, change our advisor's compensation, and employ and compensate affiliates, replace our advisor with a new advisor or employ and compensate staff to perform some or all of our advisor's duties in-house, determine the compensation of board members, prevent the ownership transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of our stockholders, issue additional shares, which could dilute your ownership, and list the shares on a national securities exchange or market. Any of these actions could reduce the value of our company.

OUR ORGANIZATIONAL DOCUMENTS CONTAIN PROVISIONS WHICH MAY DISCOURAGE A TAKEOVER OF OUR COMPANY AND DEPRESS OUR STOCK PRICE.

    Our organizational documents contain provisions which may have an anti-takeover effect and inhibit a change in our management. These provisions include:

    (1) THERE ARE OWNERSHIP LIMITS AND RESTRICTIONS ON TRANSFERABILITY IN OUR ARTICLES OF INCORPORATION. In order for us to qualify as a REIT, no more than 50% of the value of outstanding shares of our capital stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our articles prohibit any stockholder from owning actually or constructively more than 9.8% of the value or number of outstanding shares of our capital stock. Our board of directors may exempt a person from the 9.8% ownership limit if our board determines, in its sole discretion, that exceeding the 9.8% ownership limit as to any proposed transferee would not jeopardize our qualification as a REIT. This restriction may: discourage a tender offer or other transactions or a change in management or control that might involve the payment of a premium price for our shares or otherwise be in the best interests of our stockholders; or compel a stockholder who had acquired more than 9.8% of our stock to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

    (2) OUR ARTICLES PERMIT OUR BOARD OF DIRECTORS TO ISSUE PREFERRED STOCK WITH TERMS THAT MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING US. Sections 7.1 and 7.3 of our articles permit our board of directors to issue up to 50,000,000 shares of preferred stock, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize the issuance of preferred stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

    (3) OUR ARTICLES AND BYLAWS CONTAIN OTHER POSSIBLE ANTI-TAKEOVER PROVISIONS. Section 10.3 of our articles and Sections 7 and 12 of Article II of our bylaws contain other provisions which may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our stockholders from being paid a premium for their shares of common stock over the then-prevailing marketing prices. These provisions include advance notice requirements for stockholder proposals and the absence of cumulative voting rights.

    (4) MARYLAND LAW MAY DISCOURAGE A THIRD PARTY FROM ACQUIRING US. Maryland law restricts mergers and other business combinations between our company and an interested stockholder. An "interested stockholder" is defined as any person who is the beneficial owner of 10% or more of the voting power of our common stock and also includes any of our affiliates or associates that, at any time within the two-year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested stockholder if, prior to the most recent time at which the person would otherwise have become an interested stockholder, our board approved the transaction which otherwise would have resulted in the person becoming an interested stockholder. For a period of five years after the most recent acquisition of stock by an interested stockholder, we may not engage in any merger or other business combination with that interested stockholder or any affiliate of that interested stockholder. After the five-year period, any merger or other business combination must be approved by our board and by at least 80% of all the votes entitled to be cast by holders of outstanding shares of our voting stock and two-thirds of all the votes entitled to be cast by holders of outstanding shares of our voting stock other than the interested stockholder or any affiliate or associate of the interested stockholder unless, among other things, the stockholders (other than the interested stockholder) receive a minimum price for their common stock and the consideration received by those stockholders is in cash or in the same form as previously paid by the interested stockholder for its common stock. These provisions of the business combination statute do not apply to business combinations that are approved or exempted by our board prior to the most recent time that the interested stockholder becomes an interested stockholder. However, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

OUR BUSINESS WILL BE HARMED IF WE CANNOT ENGAGE AND RETAIN THE SERVICES OF REPUTABLE AND RELIABLE MANAGERS FOR OUR PROPERTIES.

    Neither we nor our advisor will directly control the day-to-day management of our communities. Our advisor will retain third-party managers on our behalf who will be responsible for leasing, maintenance and other day-to-day management of the communities. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party managers that we do not control to operate the communities successfully. While the communities that we currently own interests in have experienced property managers, there can be no assurance that we will be able to make similar arrangements in future transactions. If our third-party managers are unable to operate the communities successfully, our financial condition could be adversely affected.

OUR RIGHTS AND THE RIGHTS OF OUR STOCKHOLDERS TO TAKE ACTION AGAINST OUR DIRECTORS AND OFFICERS ARE LIMITED.

    Pursuant to our charter, we have entered into agreements indemnifying each director for personal losses or liability reasonably incurred by the director in connection with any act or omission performed or omitted to be performed on behalf of the company, provided that the director has determined in good faith, that the course of conduct which caused the loss, or liability was in the best interests of the company. Such indemnification is subject to the conditions and limitations imposed by Article II.G of the NASAA Guidelines and the Maryland General Corporation Law. Among the conditions and limitations on indemnification are requirements that the loss or liability not be caused by the negligence or misconduct by a non-independent director or the gross negligence or willful misconduct of an independent director and that the act or omission that was material to the loss or liability was not committed in bad faith or was not the result of active or deliberate dishonesty. As a result, we and our stockholders may have more limited rights against our directors than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors.

MORTGAGE DEBT OBLIGATIONS EXPOSE US TO INCREASED RISK OF LOSS OF PROPERTY, WHICH COULD HARM OUR FINANCIAL CONDITION.

    We expect that all our apartment communities will be encumbered by permanent mortgage financing. Incurring mortgage debt on our communities increases our risk of loss because defaults on indebtedness secured by our apartment communities may result in foreclosure actions initiated by lenders and ultimately our loss of the community securing any loans which are in default. For tax purposes, a foreclosure of any of our communities would be treated as a sale of the community for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeded our tax basis in the community, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. The loss of part or all of our investment in a community could also cause the value of our shares and the distributions payable to our stockholders to be reduced.

ILLIQUIDITY OF REAL ESTATE INVESTMENTS COULD SIGNIFICANTLY IMPEDE OUR ABILITY TO RESPOND TO ADVERSE CHANGES IN THE PERFORMANCE OF OUR PROPERTIES AND HARM OUR FINANCIAL CONDITION.

    Because real estate investments are relatively illiquid, our ability to promptly sell one or more apartment communities in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any community for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a community. We may be required to expend funds to correct defects or to make improvements before a community can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In addition, the prohibition in the federal tax laws on REITs holding property for sale and related regulations may affect our ability to sell communities without adversely affecting distributions to stockholders.

IF WE SUFFER LOSSES THAT ARE NOT COVERED BY INSURANCE OR THAT ARE IN EXCESS OF OUR INSURANCE COVERAGE LIMITS, WE COULD LOSE INVESTED CAPITAL AND ANTICIPATED PROFITS.

    Catastrophic losses, such as losses due to wars, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. If one of these events occurred to, or caused the destruction of, one or more of our communities, we could lose both our invested capital and anticipated profits from that community.

YOUR INTEREST IN OUR COMPANY MAY BE DILUTED IF WE ISSUE ADDITIONAL SHARES AND YOUR DISTRIBUTIONS MAY BE AFFECTED.

    Potential investors in the offering do not have preemptive rights to any shares issued by us in the future. Therefore, investors purchasing shares in the offering may experience dilution of their equity investment in our company in the event that we: sell additional shares in the future, including those issued pursuant to the dividend reinvestment plan, sell securities that are convertible into shares, issue shares in a private offering of securities to institutional investors, issue shares of common stock upon the exercise of options granted to our independent directors or consultants and employees of our company, our advisor and affiliates, or issue shares to sellers of communities acquired by us. Further, our board has the ability to issue shares of preferred stock with rights senior to those of our common stock, which could include superior dividend rights that could result in our common stockholders receiving no dividend distributions.

                      RISKS RELATED TO THE PUBLIC OFFERING

WE ARE DEPENDENT ON OUR ADVISOR AND THE PROPERTY MANAGERS.

    Our advisor, with approval from our board of directors, is responsible for our daily management, including all acquisitions, dispositions and financings. Our advisor, in turn, will retain third-party or affiliated managers on our behalf who will be responsible for leasing, maintenance and other day-to-day management of our communities. The board of directors may replace our advisor or any property manager, but only in certain circumstances. We cannot be sure that our advisor or any property manager will achieve our objectives or that the board of directors will be able to act quickly to remove our advisor or any property manager if it deems removal necessary. As a result, it is possible that we or one or more of our communities could be managed for some period by a company that was not acting in our best interests or not capable of helping us achieve our objectives.

WE HAVE A LIMITED OPERATING HISTORY.

    Prior to May 15, 2003, the date our operations commenced, we had no previous performance history. To date, we have acquired interests in the apartment communities described in this annual report. You cannot be sure how we will be operated, whether we will pursue the objectives described in this annual report or how we will perform financially.

PAYMENT OF FEES TO OUR ADVISOR AND ITS AFFILIATES WERE NOT DETERMINED IN ARM'S LENGTH NEGOTIATIONS AND WILL REDUCE CASH AVAILABLE FOR INVESTMENT AND DISTRIBUTION.

    Our advisor and its affiliates, including the dealer-manager, will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our properties and the management of our affairs on a day-to-day basis. They will be paid fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders and which may reduce the price you will receive for any shares you may sell. The fees we will pay to our advisor and its affiliates were not determined in arm's-length negotiations and are not based on our performance.

THE PERFORMANCE OF OUR PROPERTIES DURING THE PERIOD BEFORE OUR AFFILIATE LINE OF CREDIT MUST BE REPAID MAY NOT MEET OUR EXPECTATIONS.

    We have made borrowings, on a non-recourse basis, under our $60,000,000 line of credit with an affiliate, which is also affiliate of our advisor, to acquire interests in our initial ten communities and which we will repay, with base interest at the rate of 9.5% per year plus bonus interest at 5.3% to the extent of cash available for debt service after payment of base interest. We will pay bonus interest on the loans to the extent of available income from our initial ten communities, but not from the proceeds of the offering. The proceeds of the offering will also be used to repay approximately $7,897,418 (which amount represents the balance outstanding as of December 31, 2005 of the original note in the aggregate principal amount of $8,120,000) of second mortgage debt (subordinate to the permanent mortgage financing) encumbering the Seattle communities and to pay acquisition fees and expenses, our organizational expenses and the expenses of the offering, provided that we will not use offering proceeds to pay deferred acquisition fees and reimburse deferred acquisition expenses until we have raised at least approximately $29.5 million (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) in the offering. We have assumed that the net income from our communities will be sufficient to cover the 9.5% interest that we must pay our affiliate line of credit lender, and the 12% interest payable to the unaffiliated second mortgage lender and the interest payable to Wachovia in connection with the Wachovia loan. If our net income is less than we anticipate, the amount of working capital that we will have available to invest in our communities after the repayment of these borrowings will be reduced, which could harm our ability to achieve our investment objectives and to pay distributions.

IF WE DO NOT RAISE SUFFICIENT FUNDS TO REPAY THE AMOUNTS WE BORROWED TO ACQUIRE OUR INTERESTS IN OUR INITIAL TEN COMMUNITIES, WE WILL LOSE OUR INTERESTS IN ALL OUR COMMUNITIES STILL SUBJECT TO LENDER LIENS.

    We have a $60,000,000 line of credit with an affiliate which is also an affiliate of our advisor, which we have drawn against to acquire interests in our initial ten communities. This loan is secured by our interests in those communities. If we do not raise at least approximately $29.5 million (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders) by January 1, 2007 we will lose our interests in all of our initial ten communities. In addition, in order to retain all of the communities we have acquired, including our Plano community, we will have to raise approximately $74,495,922 (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) by January 1, 2007 and, at that time, repay the Wachovia loan of $5,556,348 (not including any accrued interest) with either borrowings under an anticipated line of credit or by refinancing permanent mortgage debt on our communities, or to the extent that we have raised approximately $80,890,183 (not including any accrued interest on our affiliate line of credit or the Wachovia loan or amounts distributed to stockholders from offering proceeds) by January 1, 2007, with the proceeds received from the offering.

UNTIL WE REPAY AT LEAST APPROXIMATELY $29.5 MILLION (NOT INCLUDING ANY ACCRUED INTEREST ON OUR AFFILIATE LINE OF CREDIT OR AMOUNTS DISTRIBUTED TO STOCKHOLDERS FROM OFFERING PROCEEDS) IN BORROWINGS RELATED TO OUR JACKSONVILLE COMMUNITIES, NO OPERATING CASH FLOW FROM ANY OF OUR COMMUNITIES WILL BE AVAILABLE TO MAKE DISTRIBUTIONS TO OUR STOCKHOLDERS.

    We anticipate that we will not pay any distributions to our stockholders until after we sell a minimum of 250,000 shares of common stock in the offering and release the proceeds of those sales from escrow. Until we repay our affiliate line of credit attributable to each of our initial ten communities, all of the cash flow generated from such community will be paid to our affiliate line of credit lender. Once we repay the affiliate line of credit indebtedness for each community, the lender's lien will be released as to that community. Thus, unless we raise sufficient proceeds in the offering to repay the affiliate line of credit attributable to each community, no operating cash flow from such community will be available to make distributions to our stockholders. If we raise at least approximately $29.5 million (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) in the offering, we will first repay the borrowings related to our Jacksonville communities. Therefore, until such time as we repay the borrowings related to our Jacksonville communities, we intend to pay all distributions to stockholders, if any, from the proceeds of the offering in anticipation of the availability of cash flow from our Jacksonville communities. To the extent distributions are paid from the proceeds of the offering, this would delay our repayment of our affiliate line of credit, including those borrowings related to the

Jacksonville communities. If we do not repay all of the borrowings related to our initial ten communities and the Plano community by January 1, 2007, we will lose all of our interests in these communities, and we cannot assure you that our lender under our affiliate line of credit will grant us an extension beyond January 1, 2007.

WE MAY NOT HAVE AVAILABLE OPERATING CASH FLOWS FROM ANY OF THE COMMUNITIES DESCRIBED IN THIS ANNUAL REPORT TO PAY DISTRIBUTIONS TO SHAREHOLDERS.

    After we have raised the $2,500,000 minimum in the offering, subscriptions will be released from escrow as soon as practicable. We intend to use a portion or all of such funds to make distributions that include a return of capital, and we will therefore have less capital to repay our affiliate line of credit and the Wachovia loan, which would delay our repayment of these borrowings. We cannot assure you that we will raise the funds necessary to repay the portion of the line of credit respecting any of our communities. If we fail to raise such funds, we will not have available operating cash flows from any of the communities described in this prospectus to pay distributions to stockholders.

WE ARE DEPENDENT ON THE DEALER-MANAGER.

    Boston Capital Securities, Inc., the dealer manager in our offering, recently entered into an Acceptance, Waiver and Consent (AWC) with the NASD's Boston District office to resolve an NASD inquiry into Boston Capital
Securities Inc.'s offer and sale of securities in certain series of Boston Capital Tax Credit Fund V, L.P. ("Fund V"). The NASD staff found that Boston Capital Securities Inc. violated: (i) NASD Conduct Rules 2710(b)(4)(B)(ii) and 2110 by marketing and selling an offering of a series of Fund V before receiving the necessary NASD approvals; (ii) NASD Conduct Rules 2810(b)(4)(B) and 2110 by exceeding the NASD's underwriting compensation guidelines with respect to another offering of a series of Fund V; (iii) NASD Conduct Rules 2710(c)(2)(C) and 2110 by making incorrect disclosures regarding its underwriting compensation in connection with the offering as described in subsection (ii); and (iv) NASD Conduct Rule 3010 for having inadequate supervisory systems and procedures to prevent the above-mentioned rule violations. Boston Capital Securities Inc. neither admitted nor denied the NASD's charges, but consented to the entry of the NASD's findings, and was fined $1.2 million. Because we are dependent on Boston Capital Securities, Inc. in connection with this offering, any other NASD or other regulatory actions which could have a material adverse effect on Boston Capital Securities, Inc. could also have a material adverse effect on us. Our board of directors can replace Boston Capital Securities, Inc. as the dealer-manager at any time.

STOCKHOLDERS MAY NOT BE ABLE TO LIQUIDATE THEIR INVESTMENT PROMPTLY AT A REASONABLE PRICE.

    There is no current public market for our shares, and, therefore, it will be difficult for you to sell your shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the interests in real estate we own and, due in part to the illiquidity of our shares and the initial sales load, less than the initial public offering price. Although it is possible that our common stock may be listed on a national securities exchange or on the NASDAQ National Market in the future, there is no guarantee that such a listing can or will be accomplished or that a public market for our shares will develop, or if one develops, that the price received for any shares sold will equal or exceed the initial public offering price. Stockholders should consider their investment in our company to be a long-term investment.

YOU CANNOT EVALUATE ALL OF THE PROPERTIES WE MAY OWN.

    Currently, we own interests in the apartment communities described in this annual report, representing approximately 8.0% of the amount of the maximum offering or approximately $80,890,183. If we continue to raise funds after we have raised amounts sufficient to repay all our outstanding indebtedness under our affiliate line of credit, we will acquire interests in additional apartment communities which our advisor has not identified and which will be a blind pool that you will not have the opportunity to evaluate. You must rely on the ability of our advisor to find suitable additional investments. We cannot guarantee that our advisor will be able to find additional investments meeting our investment objectives or that any investment we have made or will make will generate income for stockholders or increase in value over time. In addition, our board of directors may approve additional future equity offerings or obtain additional financing, the proceeds of which may be invested in additional communities. Therefore, you will not have an opportunity to evaluate all of the communities that will be in our portfolio prior to purchasing shares in the offering.

LIMITED DIVERSIFICATION INCREASES RISK OF LOSS.

    The number of communities that we will own interests in and the geographic diversity of our investments will be reduced to the extent that the total proceeds of the offering are less than $1,000,000,000. With limited diversity, an apartment community with poor operating results can have a greater negative effect on our operations as a whole. Currently, we own properties in the Seattle, Washington, Portland, Oregon, Salt Lake City, Utah, Plano, Texas and Jacksonville, Florida, areas. If we do not raise sufficient funds to repay loans respecting the communities in any of these areas, we will lose our interests in such communities and the geographic diversity of our investments would be reduced.

OUR MANAGEMENT AND THAT OF OUR ADVISOR HAVE LITTLE EXPERIENCE INVESTING IN MARKET RATE APARTMENT COMMUNITIES AND NO EXPERIENCE OPERATING A REIT.

    Although our management and that of our advisor have extensive experience in investing in apartment communities, substantially all of this experience was acquired by managing entities that invested in apartment communities financed or operated, or both, with one or more forms of government subsidy. The investment objectives of these affordable housing programs were to create certain tax benefits in the form of low-income housing and rehabilitation tax credits or tax losses. Distributions of current cash flow were not a primary objective of these entities. The lack of substantial experience of our management and its affiliates in investing in market rate apartment communities may adversely affect our results of operations. Neither we nor our advisor has previously operated a REIT; however, officers of our advisor have previously managed market rate properties. During their more than 30-year history, our advisor and its affiliates and predecessors acquired 17,164 apartment units of which 3,621 were market rate units. However, they have not previously offered a fully market rate community program. A REIT must operate in a manner that enables it to meet complex requirements under the Internal Revenue Code. If we fail to qualify as a REIT, we will be subject to increased taxation.

YOU ARE LIMITED IN YOUR ABILITY TO SELL SHARES PURSUANT TO OUR SHARE REDEMPTION PROGRAM.

    Even though our share redemption program provides you with the opportunity to redeem shares acquired in the offering for $9.15 per share (or the price you paid for the shares, if lower than $9.15) after you have held them for a period of one year, you should be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a pro rata basis at the end of each quarter and will be limited to the lesser of
(i) during any calendar year, 3% of the weighted average number of shares outstanding during the prior calendar year, or (ii) the proceeds we receive from the sale of shares under our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Our board of directors reserves the right to amend or terminate the share redemption program at any time. In addition, the board of directors has delegated authority to our officers to reject any request for redemption for any reason at any time. Therefore, in making a decision to purchase shares of our company, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

AN INDEPENDENT UNDERWRITER WILL NOT MAKE AN INDEPENDENT INVESTIGATION OF OUR COMPANY OR THE OFFERING PROSPECTUS WHICH ARE CUSTOMARILY PERFORMED IN UNDERWRITTEN OFFERINGS.

    The dealer-manager of the offering is one of our affiliates and will receive commissions and other compensation as our agent. The dealer-manager has not retained separate counsel and will not make an independent review of us or the terms of the offering. Accordingly, the due diligence review of us by the dealer-manager cannot be considered to be an independent review and therefore, investors will not have the benefit of an independent investigation of our company as is customarily made by an unaffiliated broker-dealer or independent underwriters.

THERE HAS BEEN NO PUBLIC MARKET FOR OUR COMMON STOCK.

    The initial public offering price of $10.00 per share was determined by our board of directors after consultation with the dealer-manager, based on prevailing market conditions and other factors, such as the prospects for our company and the industry in which we compete. Our shares will not be listed on any securities exchange or market, and there is no assurance that any market for the shares will develop. The price received per share for any shares you sell is likely to be less than the proportionate value of the real estate we own. It is also possible that after the offering, the price received per share for any shares you sell will be less than the initial public offering price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    The apartment communities we own interests in are described below. As of December 31, 2005, we owned interests in 11 apartment communities consisting of 3,098 units. Ten of our interests owned as of December 31, 2005 are in three portfolios and one interest owned is a single community property. Typically, a wholly owned subsidiary of our company owns limited liability company interests (representing all of the equity) in a limited liability company (LLC) that owns, through wholly owned subsidiaries, a group of apartment communities. The manager of the LLC that owns apartment communities through wholly owned subsidiaries is typically an affiliate of the property manager, and typically has a small economic interest in the LLC. We have the right to remove and replace the LLC manager at any time without cause. We believe that this arrangement is an appropriate incentive to encourage performance by the manager of the LLC. In the future, we may also own communities directly, or, as we have done with respect to our Plano community, through joint ventures, with affiliated or unaffiliated third parties.

    The following chart shows the typical structure of our investment in apartment communities:

                                   [GRAPHIC]

    Set forth below is information on our apartment communities:

                                                                                                          PERMANENT
                                                                                                % OF      MORTGAGE     OCCUPANCY
                                                            DATE       YEAR OF      NUMBER     TOTAL     BALANCE AT        AT
PROPERTY                              LOCATION            ACQUIRED   COMPLETION    OF UNITS    UNITS      12/31/05      12/31/05
--------                    ----------------------------  --------   -----------   --------   --------   -----------   ----------
Bay Pointe Apts...........  Jacksonville Heights, FL        5/03        1974         300         10%     $ 9,800,000       93%
Savannah Oaks Apts........  Southside Jacksonville, FL      5/03        1971         228          7%     $ 6,474,000       90%
Spicewood Springs Apts....  East Jacksonville, FL           5/03        1987         512         17%     $19,100,000       94%
Boulder Creek Apts........  Wilsonville, OR                 5/03        1990         296         10%     $11,375,000       97%
Bridge Creek Apts.........  Wilsonville, OR                 5/03        1988         315         10%     $12,958,000       97%
Settler's Pointe Apts.....  Taylorsville, UT                5/03        1986         416         13%     $15,000,000       95%
Alderwood Park Apts.......  Lynnwood, WA                    5/03        1982         188          6%     $ 9,210,000 a     96%
Ridgegate Apts............  Kent, WA                        5/03        1990         153          7%     $ 7,420,000 a     91%
Ridgetop Apts.............  Silverdale, WA                  5/03        1989         221          8%     $ 9,690,000 a     97%
Wellington Apts...........  Silverdale, WA                  5/03        1988         240          5%     $11,530,000 a     98%
Broadstone @ Willowbend
  Apts....................  West Plano, TX                  9/05        1984         229          7%     $11,981,000       89% b

------------------------------

a. Includes only the first permanent mortgage loan. The apartment community is also currently encumbered with a second mortgage that we anticipate to repay from proceeds of the offering.

b. Occupancy reflects a total of 6 units off-line for renovation at December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

    On March 24, 2005, BC-Bainbridge Timuquana LLC, the owner of the Savannah Oaks Apartment Community (formerly known as Oaks at Timuquana Apartments), which is controlled by us, filed a lawsuit in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida against URS Corporation for breach of contract and negligence. During the due diligence period prior to acquisition of the community by us, URS Corporation, a global engineering firm, performed the property inspection for us. The property inspection report prepared by URS for BC-Bainbridge Timuquana LLC incorrectly stated that the community's plumbing system consisted of copper piping, when in fact it has galvanized pipe. As a result of the defendant's professional negligence and breach of contract, a suit has been filed for damages in excess of $1,000,000. Although the lawsuit was filed for damages in excess of $1,000,000, the recovery of damages is uncertain. The court has denied the defendants' motion to dismiss. The defendant recently provided responses to the complaint. A mediation conference was held on November 29, 2005 and did not result in a settlement. Our counsel is in the process of setting dates for depositions of representatives of the defendant and proceeding toward a trial.

    Boston Capital Securities, Inc., the dealer manager in our offering, recently entered into an Acceptance, Waiver and Consent (AWC) with the NASD's Boston District office to resolve an NASD inquiry into Boston Capital
Securites Inc.'s offer and sale of securities in certain series of Boston Capital Tax Credit Fund V, L.P. ("Fund V"). The NASD staff found that Boston Capital Secirites Inc. violated: (i) NASD Conduct Rules 2710(b)(4)(B)(ii) and 2110 by marketing and selling an offering of a series of Fund V before receiving the necessary NASD approvals; (ii) NASD Conduct Rules 2810(b)(4)(B) and 2110 by exceeding the NASD's underwriting compensation guidelines with respect to another offering of a series of Fund V; (iii) NASD Conduct Rules 2710(c)(2)(C) and 2110 by making incorrect disclosures regarding its underwriting compensation in connection with the offering as described in subsection (ii); and (iv) NASD Conduct Rule 3010 for having inadequate supervisory systems and procedures to prevent the above-mentioned rule violations. Boston Capital Securities Inc. neither admitted nor denied the NASD's charges, but consented to the entry of the NASD's findings, and was fined $1.2 million. Because we are dependent on Boston Capital Securities, Inc. in connection with this offering, any other NASD or other regulatory actions which could have a material adverse effect on Boston Capital Securities, Inc. could also have a material adverse effect on us. Our board of directors can replace Boston Capital Securities, Inc. as the dealer-manager at any time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

    There is no public trading market for our stock. We are offering up to 100,000,000 shares of common stock through a network of broker dealers on a best efforts basis at $10.00 per share to investors who meet certain suitability standards. Until we receive subscriptions for at least 250,000 shares, offering proceeds will remain in escrow. As of the date hereof, we had not received subscriptions for at least 250,000 shares, and accordingly, have not issued any additional shares of common stock to new investors pursuant to the offering.

NUMBER OF STOCKHOLDERS

    As of the date hereof, we have one common stockholder owning 20,000 shares of our common stock. The stockholder is an affiliate of our company. As of the date hereof, we also have 105 holders owning 173 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock outstanding, which was issued in a private placement in January 2006 for the purpose of having at least 100 stockholders to satisfy one of the qualifications we must meet to qualify as a REIT.

DISTRIBUTIONS

    To date we have not made any distributions to our sole common stockholder. We intend to qualify as a REIT for federal tax purposes commencing with the taxable year ended December 31, 2005. In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We therefore intend to pay regular quarterly distributions to holders of our common stock. Any distributions we make, however, will be at the discretion of our board of directors, in accordance with our earnings, cash flow, capital needs and general financing condition. Distributions will be made to those holders of our common stock who are holders of our common stock as of the record date selected by our board of directors. We intend to pay our first distribution with respect to the first full quarter ending after the first closing date pursuant to the offering or at any other time as declared by our board of directors. We expect to initially make distributions that include a return of capital. Because we will not have cash available for distributions to stockholders until we raise at least approximately $29.5 million through the offering (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) and pay off the borrowings related to our Jacksonville communities, we anticipate paying all or a significant portion of initial distributions from the proceeds of the offering or from short-term borrowings, including borrowings from affiliates. We cannot assure you that our intended distribution policy will be sustained. Our actual results of operations may differ materially from our current expectations. Our actual results of operations and, accordingly, cash available for distribution as quarterly distributions, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, interest expense, the ability of our residents to meet their obligations and unanticipated expenditures. In addition, variations in the net proceeds from the offering as a result of the failure to sell the maximum number of shares offered may affect our cash available for distribution and available reserves, which may affect our ability to pay the contemplated distributions.

SHARE REDEMPTION PROGRAM

    We have established a dividend reinvestment plan, and may use proceeds received from the sale of shares pursuant to our dividend reinvestment plan to redeem shares sold in connection with the offering. Following a minimum holding period of one year, a stockholder will have the opportunity to have his, her or its shares redeemed by us, subject to certain restrictions and limitations. If we are engaged in an offering, the redemption price will be the lesser of (i) the then-current offering price less a discount approximating the per share commissions and fees paid to brokers on the original sale of the shares ($9.15 per share in the case of shares repurchased during a $10.00 per share offering) or (ii) the price the stockholder actually paid for his, her or its shares. Our board of directors reserves the right to amend or terminate the share redemption program at any time. The board of directors has delegated to its officers the right to (i) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances or (ii) reject any request for redemption at any time and for any reason. Stockholders will have no right to request redemption of their shares should our shares become listed on a national securities exchange or a national securities market.

EQUITY INCENTIVE PLAN

    For information regarding shares that may be issued in connection with our 2004 Equity Incentive Plan, see Item 12.

USE OF INITIAL PUBLIC OFFERING PROCEEDS

    We are conducting a best efforts offering of a minimum of 250,000 shares and a maximum of 100,000,000 at $10.00 per share ($1,000,000,000), pursuant to a
Registration Statement which was declared effective by the Securities and Exchange Commission on June 22, 2005 (file number 333-108426). No shares will be sold unless a minimum of 250,000 shares are sold to investors. We are also offering up to 5,000,000 shares to be issued pursuant to our dividend reinvestment plan at $9.30 per share. Until the closing, investor purchase funds will be held in an escrow account. If the minimum amount of the offering is not sold, investor funds plus interest will be returned to investors within 5 business days after the termination date. The offering will terminate no later than July 1, 2007 (unless extended with respect to the shares offered under our dividend reinvestment plan or as otherwise permitted by applicable law). The dealer-manager, Boston Capital Securities, Inc., is our affiliate. We recently lowered the minimum offering amount from 2,950,000 shares ($29.5 million) to 250,000 shares ($2.5 million). As of the date hereof, we have not raised the minimum offering amount, and have therefore not conducted an initial closing in connection with the offering. We anticipate that at least 84.55% of the proceeds of the offering will be invested in real estate communities. We will use the remainder to pay selling commissions and dealer-manager fees, fees and expenses relating to the selection and acquisition of properties and the costs of the offering and will retain 1% as working capital reserves. Additionally, under certain circumstances a portion of the proceeds identified as the real estate investment in communities may be set aside at the respective communities for operating reserves. As long as there are amounts outstanding under our affiliate line of credit used to acquire our interests in our initial ten communities, at least 84.55% of the proceeds will be applied to the repayment of our affiliate line of credit, and the lender will release its lien on our interest in the apartment community acquired with the proceeds of the repaid loan. If we raise at least approximately $29.5 million (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds), $24,954,067 of such amount will be used to repay our affiliate line of credit related to the Jacksonville communities. If we raise $74,495,922 (not including any accrued interest on our affiliate line of credit or amounts distributed to stockholders from offering proceeds) necessary to repay our affiliate line of credit attributed to our initial ten communities, a total of $56,596,665 of such amount will be used to repay the affiliate line of credit and approximately $7,987,418 (which amount represents the balance outstanding as of December 31, 2005 of the original note in the aggregate principal amount of $8,120,000) will be used to repay the second mortgage loan on the Seattle communities. To the extent that we raise $80,890,183 (not including any accrued interest on the affiliate line of credit or the Wachovia loan or amounts distributed to stockholders from offering proceeds) by January 1, 2007, we may repay the Wachovia loan of $5,556,348 (not including any accrued interest) with proceeds from the offering. However, we will have no cash flow available for distributions to our stockholders until we raise at least the amounts due under our affiliate line of credit with respect to the Jacksonville communities. Therefore, we anticipate paying all or a significant portion of distributions to stockholders from the proceeds of the offering or from borrowings until such time as we have sufficient cash flow from operations to fund the payment of such distributions. Until such time as cash flows from operations and other sources of cash are sufficient to fund such distribution payments, if ever, we will have invested less than 84.55% of the proceeds of the offering in real estate communities (or the repayment of debt).

    From the effective date of the offering through December 31, 2005, we have incurred offering expenses of $1,532,459 and $2,746,770 in total, comprised of legal, prospectus printing and mailing, fulfillment labor, compliance, due diligence and marketing costs. Marketing costs include wholesaler travel, marketing material printing, telephone, seminar and conference costs and registered representative reimbursements. All of the costs were paid with funds advanced by one of our affiliates and recorded as due to related party on the audited financial statements. To date, none of the costs have been reimbursed to the affiliate.

ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth below presents our selected financial information. The financial data in the table is qualified in its entirety, and should be read in conjunction with our audited consolidated financial statements listed in Item 15 hereof and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       CONSOLIDATED FINANCIAL INFORMATION
             (DOLLARS THOUSANDS EXCEPT PROPERTY AND PER SHARE DATA)

                           BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.                BCMR SEATTLE INC.
                                    (SUCESSOR TO BCMR SEATTLE INC.)                           (PREDECESSOR)
                          ---------------------------------------------------   ------------------------------------------
                                                                PERIOD                 PERIOD                PERIOD
                                                             MAY 15, 2003         JANUARY 1, 2003       NOVEMBER 1, 2002
                                                          (DATE OF INCEPTION)         THROUGH          (DATE OF INCEPTION)
                           YEAR ENDED      YEAR ENDED           THROUGH             MAY 15, 2003             THROUGH
                          DECEMBER 31,    DECEMBER 31,       DECEMBER 31,       (DATE OF CESSATION)*      DECEMBER 31,
                              2005            2004         2003* (RESTATED)          (RESTATED)               2002
                          -------------   -------------   -------------------   --------------------   -------------------
OPERATING DATA:
Revenue:
Rental and other
  income................    $ 24,061        $ 21,257            $ 13,187               $2,772*               $   338
                            --------        --------            --------               ------                -------
Expenses:
Operating Costs.........      19,660          17,608              12,143                1,607                    354
Interest (net of
  income)...............      11,698          11,487               6,723                1,028*                   122
                            --------        --------            --------               ------                -------
Total expenses..........      31,358          29,095              18,866                2,635                    476
                            --------        --------            --------               ------                -------
Loss before income taxes
  and minority
  interest..............      (7,297)         (7,838)             (5,679)                 137                   (138)
Benefit from (provision
  for) income taxes.....          --              --                  --                  (53)                    53
Loss attributed to
  minority interest.....          (6)             --                  --                   --                     --
                            --------        --------            --------               ------                -------
Net Loss................    $ (7,291)       $ (7,838)           $ (5,679)              $   84                $   (85)
                            ========        ========            ========               ======                =======
Loss per share..........    $   (365)       $   (392)           $   (284)              $   --                $    --
                            ========        ========            ========               ======                =======
Cash dividends declared
  per share.............    $     --        $     --            $     --               $   --                $    --
                            ========        ========            ========               ======                =======

BALANCE SHEET DATA:
Real estate, before
  accumulated
  deprecation...........    $186,852        $169,367            $163,505               $   --                $53,016
Real estate, after
  accumulated
  deprecation...........    $173,712        $161,803            $160,610               $   --                $52,968
Total assets............    $183,653        $168,679            $176,101               $   --                $55,395
Total liabilities.......    $204,094        $181,996*           $181,580               $   --                $46,153
Minority interest.......    $    167        $     --            $     --               $   --                $    --
Stockholder's equity
  (deficit).............    $(20,608)       $(13,317)*          $ (5,479)              $   --                $ 9,242

                           BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.         BCMR SEATTLE INC.
                                    (SUCESSOR TO BCMR SEATTLE INC.)                    (PREDECESSOR)
                           -------------------------------------------------   ------------------------------
OTHER DATA:
Total properties.........          11              10                10               --                4
Total apartment units....       3,098           2,869             2,869               --              802

Cash flow
Operating activities.....    $  1,091        $ (3,053)         $  1,581           $   86          $  (416)
Investing activities.....    $(18,072)       $  3,408          $   (534)          $9,213          $(8,105)
Financing activities.....    $ 17,552        $   (409)         $     65           $(9,326)        $ 8,546

------------------------

*   See note B of each respective financial statement

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

FORWARD LOOKING STATEMENTS

    This report contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

    - Anticipated capital expenditures for replacements and building improvements all reflect our best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

    - Sources of capital or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

    - Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

    - Additional factors as discussed in Item 1A. "Risk Factors".

    Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    We were formed on May 2, 2003, and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States. All but one of our apartment communities has been purchased with funds from our affiliate line of credit described below. Once we sell enough shares in the offering to repay the amount we have borrowed under our affiliate line of credit to acquire our interest in our ten initial communities, we will experience a relative increase in liquidity, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of apartment communities.

    We expect that we will acquire properties by paying the entire purchase price of each property in cash or equity securities, or a combination thereof, and the remainder with permanent mortgage financing which will encumber all or certain properties. Though we have no current plans to do so, if our directors deem it advisable, we may take additional loans on all or certain communities, if favorable terms are available, and use the proceeds from such loans to acquire additional properties or increase cash flow. In the event that the offering is not fully sold, our ability to diversify our investments may be diminished.

    We expect to elect to be taxed as a REIT beginning with the tax year ended December 31, 2005. We believe that we are organized in conformity with the requirements for taxation as a REIT for federal income taxes, but cannot assure you that we will meet such requirements. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

TRENDS AND UNCERTAINTIES

    We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the communities, other than those identified below.

    INCREASING DEMAND FOR RENTAL APARTMENTS

    Based on certain demographic trends, in particular, the growth of the "Echo Boomer" generation, we believe we are well-positioned to continue achieving our objectives. While there is no guarantee that individuals making up this group will choose renting versus ownership, we believe the increase in this age group will have a positive demand for the number of rental households. Echo Boomers are now entering into the age group having the greatest propensity to rent. The number of individuals between the ages of 18-39 is expected to grow significantly over the next 20 years.

    STRONG DEMAND DUE TO INTEREST RATE ENVIRONMENT

    The 40-year historic lows reached on mortgage interest rates in recent years provided some individuals with the opportunity to purchase homes at similar costs to renting, particularly when utilizing short-term variable mortgages. However, with the more recent increases in interest rates, this attractive alternative may have faded for some and the apartment sector is in a position to reap the benefits. If a higher interest rate environment continues, then the number of individuals purchasing homes will typically decline. As rental apartments directly compete with the single-family home and condominium sectors of the economy, the demand for new and existing rental apartment communities may rise when demand for purchasing homes falls. We believe this will be beneficial for apartment owners as it should translate into greater demand, higher occupancy rates, fewer concessions needed to attract renters, and therefore increased profitability of our apartment communities.

    INCREASED INCOME AND DISTRIBUTIONS DUE TO HEALTHY U.S. ECONOMY

    Generally, healthy employment in a particular market area enables apartment owners to increase rents charged to tenants. As employment across locations in which we own apartment communities continues to improve and stabilize, apartment owners in these locations should be able to increase rents ahead of expenses which should increase the revenue we receive from our apartment communities. As a result, the amount of cash available for distribution to our stockholders should increase. However, our actual results of operations and, accordingly, cash available for distribution, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, our debt obligations, interest expense, the ability of our residents to meet their obligations, and unanticipated expenditures.

LIQUIDITY AND CAPITAL RESOURCES

    It is anticipated that our primary source of funds will be the proceeds of the offering. Potential future sources of liquidity include (i) cash distributions from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; and (iv) undistributed funds.

    We intend to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of the offering, provided we have raised sufficient funds to pay off our affiliate line of credit and the Wachovia loan. Properties acquired as of December 31, 2005 were purchased with financing obtained on our affiliate line of credit, mortgage notes payable and through a bank note.

    During the years ended December 31, 2005 and 2004, we generated net cash flows of $5.4 million and $4.5 million, respectively, from the properties, all of which was used to pay interest, or will be used to pay accrued interest on our affiliate line of credit. Although there can be no assurances, we believe we will raise sufficient proceeds from the offering to repay all or a portion of our affiliate line of credit which matures on January 1, 2007. In addition, we believe that a combination of our efforts to increase rental revenue and contain operating costs at our apartment communities and our ability to extend the maturity date of our Wachovia loan and defer certain discretionary capital improvements and payments to affiliates until January 2007 will be sufficient to meet our operating, debt service and other working capital needs for the next year.

    Our cash and cash equivalents balance increased approximately $.6 million from approximately $1.0 million at January 1, 2005 to $1.6 million at December 31, 2005. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

    - The results from the operation of the communities provided net cash flow from operating activities of $1.1 million.

    - We expended $15.8 million on the purchase of land, building, furniture fixtures and equipment, intangible assets and acquisition costs of our Plano community. We also expended $1.9 million on building and improvements and replacement of furniture, fixture and equipment at our existing communities.

    - We funded $1.7 million into restricted cash for our Plano community and expended $1.3 million of our existing community restricted cash for building improvements, replacement of furniture, fixtures and equipment and interest payments on our affiliate line of credit.

    - We received bridge note financing of $12.0 million, additional mortgage financing of $12.0 million and other note financing of $5.6 million to purchase and refinance our Plano community.

    - We repaid $12.0 million of bridge financing obtained for the purchase of our Plano.

    - We increased due to related party by $2.0 million for costs that did not flow through operations and expended $1.8 million of the amount on deferred offering costs.

AFFILIATE LINE OF CREDIT

    We have a $60 million line of credit with an affiliate which is also an affiliate of our advisor. The line bears "base" interest at 9.5% and "bonus" interest at 5.3% and originally matured on May 31, 2004 with the option of a six-month extension, which we exercised. On September 1, 2004, we were granted an extension through May 31, 2005. On March 11, 2005, we were granted an extension through January 1, 2006. On December 15, 2005, we were granted an extension through January 1, 2007. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. Base interest shall accrue in arrears and any unpaid base interest shall accrue and be added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest shall accrue but will not be added to principal. Accrued bonus interest shall be payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date shall not be due or payable. We do not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in our financial statements. The affiliate line of credit is secured by our interests in our Seattle, Jacksonville, and Portland communities and the outstanding shares of the company. As of December 31, 2005, $56.6 million was outstanding on our affiliate line of credit. During the years ended December 2005 and 2004, base interest of $5.4 million and $5.5 million, respectively, was incurred and $.4 million remains payable as of December 31, 2005. If the amount of capital raised during the offering is not sufficient to pay the outstanding balance under our affiliate line of credit, we could lose our interest in some or all of our properties.

    There is no guarantee that the offering will in fact result in the anticipated proceeds.

OTHER FINANCING

    To fund a portion of the purchase price of our Plano community, we borrowed $5.6 million from Wachovia Bank, National Association evidenced by a note payable. The note is secured by the joint venture interests of certain of our subsidiaries and is guaranteed by an affiliate of ours. The note is interest only and bears interest at Libor plus 300 basis points (7.37% as of December 31, 2005). Interest is payable monthly to the extent that cash flow from the Plano community permits, and any unpaid interest accrues. The note matures on July 3, 2006. We may extend the maturity date for an additional period through January 1, 2007 provided no default or event of default shall then be in existence under the loan agreement; we pay an extension fee equal to 42 basis points of the outstanding balance of the loan as of July 3, 2006; and we provide written notice to Wachovia Bank of our request for an extension of the maturity date no later than June 3, 2006. As of December 31, 2005 interest of $117 thousand was incurred and $6 thousand remained payable. An affiliate has guaranteed payment and performance of all of the obligations of the investor limited partner of the joint venture that owns the Plano community with respect to the note with Wachovia Bank. This guarantee is an absolute, unconditional and continuing guarantee.

RESULTS OF OPERATIONS

    As of December 31, 2005 and 2004 we owned interests in 11 and 10 properties, respectively. Ten of our interests owned as of December 31, 2005 and 2004 are in 3 portfolios and one interest owned as of December 31, 2005 is a single community property. Details on the properties are as follows:

    The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

                                                              OCCUPANCY    OCCUPANCY
                                                              RATE AS OF   RATE AS OF
PROPERTY NAME                                                  12/31/05     12/31/04
-------------                                                 ----------   ----------
Alderwood Park Apartments...................................      96%          97%
Ridgegate Apartments........................................      91%          97%
Ridgetop Apartments.........................................      97%          92%
Wellington Apartments.......................................      98%          93%

    The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

                                                              OCCUPANCY    OCCUPANCY
                                                              RATE AS OF   RATE AS OF
PROPERTY NAME                                                  12/31/05     12/31/04
-------------                                                 ----------   ----------
Boulder Creek Apartments....................................      97%          89%
Bridge Creek Apartments.....................................      97%          87%
Settler's Point Apartments..................................      95%          90%

    The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

                                                              OCCUPANCY    OCCUPANCY
                                                              RATE AS OF   RATE AS OF
PROPERTY NAME                                                  12/31/05     12/31/04
-------------                                                 ----------   ----------
Bay Pointe Apartments.......................................      93%          93%
Savannah Oaks (formerly Oaks at Timuquana Apartments).......      90%          89%
Spicewood Springs Apartments................................      94%          93%

    The Plano community consists of one apartment community containing 229 apartment units as follows:

                                                              OCCUPANCY    OCCUPANCY
                                                              RATE AS OF   RATE AS OF
PROPERTY NAME                                                  12/31/05     12/31/04
-------------                                                 ----------   ----------
Preston at Willow Bend Apartments...........................      89%         N/A

    On January 12, 2006 a fire occurred at one of the Portland communities (Bridge Creek Apartments) that damaged twelve units. An investigation into the cause of the fire was conducted by the fire department and a cause and origin expert hired by the insurance company. They concluded that the cause was a weakened wire in the wall between two of the apartment units. Additionally, it was determined that the weakened wire was not caused by negligence on anyone's part. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The preliminary estimate to repair the damages ranges between $400,000 and $600,000, but contractors have begun exploratory demolition to better assess the extent of damage and total cost of the repairs. Such costs are covered by insurance. The insurance deductible is $10,000, and it is anticipated to be incurred in the second quarter. It is also anticipated that rent loss insurance will cover lost rents and incurred expenses.

    COMPARISON OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR
     ENDED DECEMBER 31, 2004

    The following summarizes changes in our operations for the years ended December 31, 2005 and 2004. Net loss for the year ended December 2005 decreased from the same prior period by approximately $.5 million, from $7.8 million to $7.3 million, or 6.4%. We acquired the Plano community in September 2005 which contained 229 units.

    RENTAL REVENUE

    Revenues increased approximately $2.7 million, from $21.3 million to $24.0 million, or 12.7%, in the current year. The acquisition of our Plano community in the current year accounted for $.56 million of the increase. Average weekly occupancy rates increased from 2004 to 2005 at each of our existing communities. Other significant factors affecting revenue are as follows. Collection loss at the three Jacksonville properties, which is charged against revenue, increased during 2004. As a result, management changed credit reporting agencies and increased credit standard requirements for all new tenants. The result has been an improved tenant profile and a reduction in collection loss. Additionally, two Jacksonville properties, Bay Point Apartments and Savannah Oaks Apartments, were acquired with the intention of renovating between 53% and 69% of the units, respectively. These renovations were completed throughout 2003 and 2004, and all units were back in service by the beginning of 2005. These improvements enabled the complexes to increase rental rates at Bay Point and Savannah Oaks by averages of 4.9% and 8.2%, respectively, on the renovated units. Occupancy has stabilized at both apartment complexes with improved revenues as a result of the increased occupancy and higher rental rates. Revenues at Wellington Apartments, in Silverdale, WA also improved in the current year due to improved occupancy. In the prior year the apartment complex lost 15% of its leases when an aircraft carrier stationed in the area departed. In January 2005 another ship arrived which enabled the property to stabilize occupancy and increase rental rates.

    PROPERTY OPERATING COSTS

    Property operating costs decreased approximately $.7 million, from $8.6 million to $7.9 million, or 8.1%, in the current year. Our Plano community contributed an additional $.2 million in operating costs to our net loss in the current year. Most of the costs incurred in 2004 that were charged to operations were at Settler's Point Apartments, in Salt Lake City, UT and were for converting swamp coolers to air conditioning, lighting improvements and exterior upgrades. Additional costs incurred in 2004 at our Portland and Seattle communities that were charged to operations included carpet, flooring and appliance replacement.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased approximately $.2 million, from $2.9 million to $3.1 million, or 6.9%, in the current year. Our Plano community contributed $.07 million to the increase in general and administrative costs in the current year. Current year accounting costs and legal expense increased as a result of additional costs associated with becoming a Public Company registered with the Securities and Exchange Commission.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased approximately $1.1 million, from $5.0 million to $6.1 million, or 22.0%, in the current year. Our Plano community contributed $.17 million to the increase. As described above, capital improvements were made at communities in our three portfolios throughout 2004 and 2005. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

    PORTFOLIO AND MANAGEMENT FEES-RELATED PARTY

    There was no material change in related party management fees in the current year from the prior year, however there was an increase in property management fees of approximately $.4 million that was offset by a decrease in portfolio management fees of approximately $.4 million. During the fourth quarter of 2005, our affiliate entitled to the portfolio management fee waived all future portfolio management fees retroactive to January 1, 2005. This resulted in a decrease in expense of $.4 million. Property management fees are directly tied to rental revenues and accordingly are expected to increase with increases in rental income. The property management companies are also entitled to incentive management fees when distributions available from operations exceed certain predefined returns on our investment. Operations at the Seattle portfolio that met such criteria in the current year exceeded the amount of operations that met such criteria in the prior year. The increase in property and incentive management fees in the current year was $.4 million, of which $.02 million is attributed to our Plano community.

    ASSET MANAGEMENT FEE-RELATED PARTY

    Asset management fee-related party increased to approximately $1.4 million in the current year from zero in the prior year. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

    INTEREST EXPENSE

    Interest expense increased approximately $.2 million, from $11.5 million to $11.7 million, or 1.8%, in the current year. Our Plano community contributed $.3 million to the increase in interest expense in the current year.

    COMPARISON OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 TO THE PERIOD
     MAY 15, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

    The following summarizes changes in our operations for the years ended December 31, 2004 and the period May 15, 2003 (inception) through December 31, 2003. Net loss for the year ended December 2004 increased from the net loss for the period May 15, 2003 (inception) through December 31, 2003 approximately $2.1 million, from $5.7 million to $7.8 million, or 36.8%. The net loss for the year ended December 31, 2004 reflects a full year of operations for all of the communities owned as of December 31, 2004. The net loss for the period ended December 31, 2003 reflects operations for the communities as of the date that they were acquired by us which was approximately 7.5 months. Significant differences in the net loss and the following analysis are primarily due to a difference in length of ownership of the communities.

    RENTAL REVENUE

    Revenues increased by approximately $8.1 million, from $13.2 million to $21.3 million, or 61.4%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations, whereas the December 31, 2003 data includes only partial year operations of approximately 7.5 months.

    PROPERTY OPERATING COSTS

    Operating costs increased by approximately $3.3 million, from $5.3 million to $8.6 million, or 62.3%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations, whereas the December 31, 2003 data includes only partial year operations of approximately 7.5 months. Additionally, there were increased maintenance payroll costs in 2004 for costs associated with renovations and making units ready to occupy.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses increased by approximately
$1.0 million, from $1.9 million to $2.9 million, or 52.6%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations, whereas the December 31, 2003 data includes only partial year operations of approximately 7.5 months. Additionally, there were increased administrative payroll costs in 2004 for additional leasing staff and incentives which were utilized to rent renovated apartments as quickly as possible.

    DEPRECIATION AND AMORTIZATION

    Depreciation expense increased by approximately $2.4 million, from $2.6 million to $5.0 million, or 92.3%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations, whereas the December 31, 2003 data includes only partial year operations of approximately

7.5 months. Additionally, capital improvements made throughout 2003 and 2004 increased depreciation expense in 2004.

    PORTFOLIO AND MANAGEMENT FEES-RELATED PARTY

    Related party management fees increased approximately $.3 million, from $.9 million to $1.2 million, or 33.3%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations, whereas the December 31, 2003 total includes only partial year operations of approximately
7.5 months.

    ASSET MANAGEMENT FEE-RELATED PARTY

    No asset management fees were incurred in either period since our advisor has waived its right to all asset management fees from inception through December 31, 2004.

    ORGANIZATION COSTS

    Organization costs decreased by $1.4 million for the period ended
December 31, 2003 to zero for the year ended December 31, 2004. Organization costs are expensed as incurred. Organization of the company and the community portfolios was complete as of December 31, 2003. As a result, we did not incur any organization costs in the year ended December 31, 2004.

    INTEREST EXPENSE

    Interest expense increased by approximately $4.8 million, from $6.7 million to $11.5 million, or 71.6%, from the comparative prior period. The December 31, 2004 total includes twelve months of operations for both mortgage and our affiliate line of credit interest. The December 31, 2003 total includes only partial year operations of approximately 7.5 months of mortgage and our affiliate line of credit interest.

OFF BALANCE SHEET ARRANGEMENTS

    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS (DOLLARS IN THOUSANDS)

    We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of December 31, 2005 (amounts are in thousands)

                                      LESS THAN                           MORE THAN
                                       1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS     TOTAL
                                      ---------   ---------   ---------   ---------   --------
Mortgages...........................   $    61    $ 45,776     $74,707     $11,981    $132,525
Line of Credit......................        --      56,597 a        --          --      56,597
Note Payable........................     5,556 a        --          --          --       5,556
Due to Related Party................     4,944 b        --          --          --       4,944
                                       -------    --------     -------     -------    --------
Total...............................   $10,561    $102,373     $74,707     $11,981    $199,622
                                       =======    ========     =======     =======    ========

------------------------

a. It is anticipated that proceeds from the public offering will be used to repay our affiliate line of credit financing and note payable to Wachovia.

b. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our public offering is sufficient to pay the obligations.

CRITICAL ACCOUNTING POLICIES

    In order to prepare our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, we review these estimates and assumptions, including those related to revenue recognition, allocation of purchase price, asset lives and depreciation and impairment of long-lived assets. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe, however, that the estimates, including those for the above-listed items, are reasonable. We believe the following critical accounting policies involve the most complex, difficult and subjective judgments and estimates used in the preparation of these financial statements:

    REVENUE RECOGNITION

    Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from on a straight-line basis. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Interest income is recorded on an accrual basis.

    ALLOCATION OF PURCHASE PRICE, ASSET LIVES AND DEPRECIATION

    The acquisition cost of each apartment community is allocated to various property components such as land, buildings and improvements, and furniture, fixtures and equipment and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management's estimates, or under some circumstances, studies commissioned from independent real estate appraisal firms. We allocate the value of real estate acquired among land, building and improvements, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements, and up to 5 years for furniture, fixtures and equipment. The value of intangible assets is amortized over the life of the respective lease, which is typically one year. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by generally accepted accounting principles.

    IMPAIRMENT OF ASSETS

    We periodically evaluate our apartment communities for impairment indicators. These indicators may include weak or declining tenant occupancy, cash flow or liquidity, or our decision to dispose of an asset before the end of its estimated useful life, and market or industry changes that could permanently reduce the value of the related apartment community. If impairment indicators are present, we evaluate the carrying value of the related apartment community by comparing it to the expected future undiscounted cash flows to be generated from that community. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the community to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant occupancy, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate or fail to record a charge when we should have done so, or the amount of such charges may be inaccurate.

    These policies involve significant judgments based upon our experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual values, and the current and likely future operating and competitive environments in which our apartment communities are operated. In the future we may need to revise our assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We adopted SFAS 123R in 2005 and used the Black-Sholes-Merton formula for analysis. SFAS 123R did not have any material effect on our financial statements.

    In June 2005, the FASB ratified the consensus in Emerging Issues Task Force ("EITF") Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or
(2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us, which is effective for new or modified limited partnerships as of June 30, 2005 and all other limited partnership arrangements as of January 1, 2006, is not expected to have a material effect on the our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We had one variable rate loan outstanding as of December 31, 2005 in the amount of $5.6 million, which is subject to market risk associated with interest rate changes. The remainder of our debt at December 31, 2005 is fixed rate debt. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. Our short term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate plus 300 basis points (7.37% at December 31, 2005) to 9.5%. The weighted average interest rate on debt outstanding at December 31, 2005 and December 31, 2004 was 6.39% and 6.45%, respectively. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of December 31, 2005, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $.06 million per year. An analysis of the fair market values of the debt held at December 31, 2005 is set forth below.

                                                                           EXPECTED MATURITY DATE(4)
                                                     ---------------------------------------------------------------------
                                                                                                                    FAIR
                                                                                                                   MARKET
                                                       2006     2007     2008    2009   2010     2014     TOTAL   VALUE(2)
                                                     --------  -------  -------  ----  -------  -------  -------  --------
                                                                             (DOLLARS IN MILLIONS)
                                LIABILITIES
                                Long Term Debt

Jacksonville..................  Fixed Rate ($US)     $      0  $     0  $     0   $0   $35.374  $     0  $35.374  $33.341
                                Avg. Interest Rate          0%       0%       0%   0%     4.29%       0%      --     5.74%(1)

Seattle.......................  Fixed Rate ($US)     $      0  $     0  $37.850   $0   $     0  $     0  $37.850  $37.417
                                Avg. Interest Rate          0%       0%    4.67%   0%        0%       0%      --     5.75%(1)

Seattle Second Mortgage
Loan..........................  Fixed Rate ($US)     $   .061  $ 7.926  $     0   $0   $     0  $     0  $ 7.987  $  7.98
                                Avg. Interest Rate         12%      12%       0%   0%        0%       0%      --       12%(1)

Portland/Salt Lake City.......  Fixed Rate ($US)     $      0  $     0  $     0   $0   $39.333  $     0  $39.333  $37.862
                                Avg. Interest Rate          0%       0%       0%   0%     4.58%       0%      --     5.74%(1)

Plano Mortgage Loan...........  Fixed Rate ($US)     $      0  $     0  $     0   $0   $     0  $11.981  $11.981  $11.505
                                Avg. Interest Rate          0%       0%       0%   0%        0%    5.14%      --     5.71%(1)

                                Short Term Debt

Line of Credit................  Fixed Rate ($US)     $      0  $56.597  $     0   $0   $     0  $     0  $56.597  $56.597
                                Avg. Interest Rate          0%     9.5%       0%   0%        0%       0%      --     9.50%(1)

ALLTX LLC Note................  Floating Rate ($US)  $  5.556  $     0  $     0   $0   $     0  $     0  $ 5.556  $ 5.556
                                Avg. Interest Rate      Libor        0%       0%   0%        0%       0%      --     7.37%(3)
                                                         plus
                                                     300 bpts

------------------------------

NOTES:

(1) Estimated fair value rates represent estimated rates a borrower would receive under current market conditions. The individual estimated fair rates were calculated using a treasury rate that coincides with the remaining time period on each note. In addition, a conservative spread of 1.0% was added to the treasury rates to come up with the estimated fair value rate for each portfolio.

(2) Fair Market Value represents the net present value of the debt at the estimate fair value rates. Since the estimated fair value rates are higher than the actual interest rates, there is a premium (the difference between the principal balance and the Fair Market Value) that a potential buyer should pay if he or she were to assume the debt. This is evidenced by the lower principal amount that these cash flows support at the higher estimated fair value rates. Alternatively, in the event that the estimated fair value rates were lower than the actual interest rates on these notes, then a property buyer assuming the debt would expect to receive a discount, calculating Fair Market Value using the methodology shown above.

(3) Rate based on the Libor rate charged on the interest period December 15, 2005 through January 15, 2006.

(4) For presentation purposes, only years with actual debt maturities are displayed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A.  CONTROLS AND PROCEDURES

    (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

    (b)  CHANGES IN INTERNAL CONTROLS

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

    As of the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    We currently have five directors, three of whom are independent directors, with independence being determined in accordance with the listing standards established by the New York Stock Exchange. Directors are elected annually, and each director will hold office for one year until the next annual meeting of stockholders and until his successor has been duly elected and qualified. There is no limit on the number of times that a director may be elected to office.

    The following table sets forth information concerning our directors:

NAME                                          AGE                       POSITION
----                                        --------   -------------------------------------------
John P. Manning...........................     58      Chairman, Chief Executive Officer, Director
Jeffrey H. Goldstein......................     44      President, Chief Operating Officer,
                                                       Director
Philip S. Cottone*........................     66      Director
Kevin C. Phelan...........................     61      Director
Nicholas L. Iacuzio.......................     66      Director

------------------------

*   Mr. Cottone is our lead director.

    Biographical information of the experience of our directors is as follows:

    Mr. Manning is also co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, the general partner of Boston Capital Holdings Limited Partnership ("Boston Capital") which owns 100% of our advisor and 66 2/3% of the dealer-manager. As founding CEO of Boston Capital Corporation, Mr. Manning's primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1989 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. From 1992-1993 he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1994, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President's Export Council, the premier committee comprised of major corporate CEOs that advise the President in matters of foreign trade and commerce. In 2003, Mr. Manning was appointed by Boston Mayor Tom Menino to the Mayor's Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston, where he serves as Chairman of the Distinguished Visitors Program. He also serves on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

    Mr. Goldstein is also Chief Operating Officer and has been Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation's comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial, accounting and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 20 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation's businesses. Prior to joining Boston Capital in 1990,
Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

    Mr. Cottone is President of Property Trust Advisory Corporation, a real estate investment and advisory company located in Devon, PA and a Vice President of Universal Field Services, a Tulsa, OK, right of way contract services firm. He has been active in real estate investment, development and syndication nationwide since 1983. He is a director of Government Properties Trust, (NYSE:GPT); of a subsidiary of Universal; and of RC Company, Inc., a Paoli, PA, general contractor. He was General Counsel and a member of the Executive Committee of the International Right of Way Association from 1976 to 1983, and 1998 to 2002, and a trustee and Treasurer of the Right of Way International Education Foundation from 1983 to 1998. Mr. Cottone is a Counselor of Real Estate (CRE) and was the 2004 national Chair. He was 1988 President of the Real Estate & Syndication Institute (RESSI). Mr. Cottone was Vice Chair of the Board of Governors of the NASD in 1993, Chair of the NASD National Business Conduct Committee in 1992 and Chair of the National Arbitration & Mediation Committee from 1995 to 1998. He serves as a mediator for the NASD, NYSE, and The Counselors of Real Estate. By invitation he has testified before the House, Senate and administrative agencies of the federal government on real estate securities, and he was a lecturer on the subject on the faculty of the Real Estate Institute of New York University. Mr. Cottone received an AB from Columbia College, an LLB from New York University School of Law and is a retired member of the New York bar.

    Mr. Phelan is Executive Vice President of the Executive Committee, and Director and Partner of Meredith & Grew ("M&G"), a full service real estate firm. Mr. Phelan joined M&G in 1978 and established the Finance and Capital Markets Group. Under Mr. Phelan's direction, the capital markets group has become the second largest in the New England region. The department services
$1 billion in loans and acts as correspondent for approximately thirteen financial institutions and produces in excess of $500 million in real estate loans annually. The Finance and Capital Markets Group is headquartered in Boston, Massachusetts. Prior to joining M&G, Mr. Phelan was a Vice President at State Street Bank & Trust Co., where he was responsible for commercial lending. He was instrumental in the restructuring and repositioning of a 750,000 square foot project known as State Street South. Mr. Phelan holds many Directorships and served on Correspondent Advisory Councils for AEGON U.S.A Realty
Advisors, Inc. and Nationwide Life. He graduated from Providence College and received his MBA from Boston College.

    Mr. Iacuzio is the Chief Financial Officer of H2O Applied Technologies and H2O Capital Partners. He also continues to maintain a real estate consulting practice specializing in housing and real estate syndications. In 2000, Mr. Iacuzio retired as a partner from the firm of PricewaterhouseCoopers (previously Coopers & Lybrand) where he led the Boston office real estate practice. At PricewaterhouseCoopers, Mr. Iacuzio was involved in the formation and audit of various real estate investment trusts and assisted in many real estate syndications. He also was a member of the firm's real estate investment trust advisory group. Prior to joining Coopers & Lybrand in 1990, he headed the Boston office Accounting and Auditing Department of Laventhol & Horwath a national audit firm where he was a partner for 20 years. Mr. Iacuzio currently serves on the Executive committee of Reagle Players, Inc. a community theatre group in Waltham, MA and serves on the finance committee of Eliot Church in Newton, Massachusetts. He graduated from Bentley School of Accounting and Finance in 1960.

EXECUTIVE OFFICERS

    We have no executive officers of our own. The following table sets forth information for the executives with principal responsibility for our affairs though related party entities.

NAME                                          AGE                       POSITION
----                                        --------   -------------------------------------------
John P. Manning...........................     58      Chairman, Chief Executive Officer, Director
Jeffrey H. Goldstein......................     44      President, Chief Operating Officer,
                                                       Director
Kevin P. Costello.........................     60      Executive Vice President
Richard J. DeAgazio.......................     61      Executive Vice President
Marc N. Teal..............................     42      Senior Vice President, Chief Financial
                                                       Officer, Treasurer and Secretary
Mark W. Dunne.............................     50      Senior Vice President
Eileen P. O'Rourke........................     50      Senior Vice President

    Biographical information of the executive officers' experience not previously presented under "Directors" is as follows:

    Mr. Costello is also Executive Vice President and has been Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm's Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business Administration.

    Mr. DeAgazio also has been Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital's NASD-registered broker/dealer since 1981. Mr. DeAgazio formerly served on the National Board of Governors of the NASD. He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a founder and past President of the National Real Estate Investment Association. He is past President of the National Real Estate Securities and Syndication Institute and past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He was on the Board of Directors of Cognistar Corporation. He serves or served on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Kid's Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

    Mr. Teal also has been Senior Vice President and Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. In his current role as Chief Financial Officer, he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital's information and technology areas, including the strategic planning. Mr. Teal has more than 19 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science in Accountancy from Bentley College and received a Masters in Finance from Suffolk University.

    Mr. Dunne is Senior Vice President and Director of Market Rate Housing for Boston Capital Corporation. Capitalizing on his 20 years in real estate and finance, Mr. Dunne oversees market rate housing initiatives for Boston Capital. Working with the Originations and Acquisitions teams, Mr. Dunne and his staff identify experienced development partners with a solid track record in multifamily development seeking to acquire and construct low-rise to mid-rise properties with 150 to 500 units and identify apartment properties with 150 to over 400 units meeting established investment parameters for direct investment. Prior to joining Boston Capital in 2002, Mr. Dunne served from 1989 to 2002 as President of River Partners, Inc. a real estate services company in Boston, Massachusetts. In this capacity, he was engaged by PaineWebber Properties from 1991 to 2002 and served as Head of Portfolio Management and Dispositions from 1996 to 2002. In addition, Mr. Dunne served from 1998 to 2002 as Director of Asset Management for real estate equity investments for PaineWebber, Inc. Previously, he held positions in real estate development and commercial lending. He holds an AB from Syracuse University and an MS from MIT.

    Ms. O'Rourke, age 50, is Senior Vice President and Director of Taxation and Housing Compliance for Boston Capital Corporation. Ms. O'Rourke has over
20 years experience in taxation and accounting. Ms. O'Rourke served as the Director of Asset Management for Boston Capital Corporation from 1997 to 2002. Prior to joining Boston Capital in 1995, she was the Tax Manager at First Data Investor Services Group, Inc., where she directed the tax compliance of real estate public partnerships and the issuance of 200,000 investors' K-1s annually. Before that she held positions as a Senior Tax Accountant with Culp, Elliott and Carpenter, P.C., and as a Senior Auditor with the Internal Revenue Service. She served as the 2004 Chair of the Housing Credit Certified Professional Board of Governors and is a member of the American Institute of Certified Public Accountants, the Massachusetts and North Carolina Societies of Certified Public Accountants, as well as New England Women in Real Estate. Ms. O'Rourke graduated with honors from Russell Sage College and is licensed as a Certified Public Accountant.

AUDIT COMMITTEE

    The members of the Audit Committee are Messrs. Cottone, Phelan, and Iacuzio. Mr. Iacuzio is its chairman. The purposes of the Audit Committee are to:

    - oversee the accounting and financial reporting processes of the company and the audits of the company's financial statements;

    - take appropriate action to oversee the qualifications, independence and performance of the Company's independent auditors; and

    - prepare the report required by the rules of the SEC to be included in the company's annual proxy statement.

    The directors have determined that, as defined by SEC regulations, Mr. Iacuzio qualifies as the "audit committee financial expert" as defined under applicable SEC rules and that all three members are "independent" in accordance with the applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC and related federal laws. The audit committee's specific responsibilities are included in the audit committee charter adopted by the Board of Directors. A copy of the charter can be obtained by written request to Marc N. Teal, Boston Capital Corp, One Boston Place, Suite 2100, Boston MA 02108.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

    The members of the Nominating and Corporate Governance Committee are Messrs. Cottone, Iacuzio and Phelan. Mr. Cottone is the chairman. All of the members are considered "independent" in accordance with the applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC and related federal laws.

    The Nominating and Corporate Governance Committee's specific responsibilities are included in the Nominating and Corporate Governance Committee's charter adopted by the Board of Directors. A copy of the charter can be obtained by written request to Marc N. Teal, Boston Capital Corp, One Boston Place, Suite 2100, Boston MA 02108..

COMPENSATION COMMITTEE

    See Item 11 below.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under U.S. securities laws, directors, certain executive officers and certain persons holding more than 10% of our common stock are required to report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission. The Securities and Exchange Commission has designated specific due dates for these reports, and we are required to identify in this annual report those persons who did not file these reports when due. However, in accordance with the U.S. securities laws, we were not subject to these requirements during 2005.

CODE OF ETHICS

    The directors and executive officers have adopted a code of ethics that is applicable to all directors, officers and employees of related parties of the company. A copy will be provided free of charge to any person who requests it. Such request should be directed to Marc N. Teal, Boston Capital Corp, One Boston Place, Suite 2100, Boston MA 02108. Changes to or waivers granted with respect to our code of ethics that we are required to disclose under applicable SEC rules will be posted on our website.

ITEM 11.  EXECUTIVE COMPENSATION

    Each independent director will receive an annual retainer of $50,000, as well as $1,000 for each meeting attended in person ($375 for each telephonic meeting in which the director participates), including committee meetings, except for a committee meeting attended in person held in connection with a board meeting attended in person, for which the director will receive $500. Our executive officers who are also our directors do not receive director fees. The chairman of our audit committee receives an additional annual retainer of $10,000. In addition, the independent directors receive, upon initial election to our board, an option to purchase 5,000 shares of our common stock, and annually each year after their initial election receive an option to purchase 5,000 shares of our common stock. The option exercise price is the fair market value of our common stock on the date prior to the date of initial election or prior to the date of our annual meeting, as applicable. We will not pay any compensation to our officers and directors who also serve as officers of our advisor. In connection with their election to our board, Messrs. Cottone, Phelan and Iacuzio were each granted options to purchase 5,000 shares at $10.00 per share. The options have not been exercised as of the date of this annual report.

    We did not pay compensation to the executive officers of our affiliated entities during 2005. During 2005 we paid fees to each of the directors for their participation in various meetings in 2005 as follows:

                                                      MR. COTTONE    MR. IACUZIO    MR. PHELAN
                                                      ------------   ------------   -----------
Board...............................................     $3,375         $2,375        $2,375
Audit Committee.....................................      1,750          2,250         2,250
Compensation Committee..............................        500            500           500
Nominating & Corporate Governance...................        500             --           500

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Messrs. Cottone, Phelan and Manning. Mr. Phelan is the chairman. Messrs. Cottone and Phelan are considered "independent" in accordance with the applicable listing standards of the New York Stock Exchange and the rules and regulations of the SEC and related federal laws. The compensation committee's specific responsibilities are included in the compensation committee charter adopted by the Board of Directors. A copy of the charter can be obtained by written request to Marc N. Teal, Boston Capital Corp, One Boston Place, Suite 2100, Boston MA 02108.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

    The following table sets forth certain information regarding the beneficial ownership of our common stock before and after the offering as of March 31, 2006. The principal address of each person and entity named below is c/o Boston Capital Real Estate Investment Trust, Inc., c/o Boston Capital Corporation, One Boston Place, Suite 2100, Boston, MA 02108-4406.

                                                  NUMBER OF     PERCENT OF    NUMBER OF     PERCENT OF
                                                 SHARES OWNED   ALL SHARES   SHARES OWNED   ALL SHARES
                                                   PRIOR TO      PRIOR TO       AFTER          AFTER
NAME OF BENEFICIAL OWNER                         OFFERING(1)     OFFERING    OFFERING(1)    OFFERING(2)
------------------------                         ------------   ----------   ------------   -----------
Boston Capital Companion Limited
  Partnership**................................     20,000           97%        20,000             *(3)
John P. Manning................................       None           --             --             *
Jeffrey H. Goldstein...........................       None           --             --             *
Kevin P. Costello..............................       None           --             --             *
Richard J. DeAgazio............................       None           --             --             *
Marc N. Teal...................................       None           --             --             *
Mark W. Dunne..................................       None           --             --             *
Eileen P. O'Rourke.............................       None           --             --             *
Philip S. Cottone..............................      2,000(4)         *          2,000(4)          *
Kevin C. Phelan................................      1,000(4)         *          1,000(4)          *
Nicholas L. Iacuzio............................      1,000(4)         *          1,000(4)          *
Directors and Executive Officers as a group
  (10 persons).................................      4,000(4)         *          4,000(4)          *

------------------------

*   Less than 1%

** John P. Manning, our Chairman and Chief Executive Officer, owns the sole general partner interest of and a controlling limited partner interest in Boston Capital Companion, Limited Partnership. Jeffrey H. Goldstein, Kevin
    P. Costello and Richard J. DeAgazio also own limited partner interests in Boston Capital Companion Limited Partnership,

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, shares are shown as beneficially owned if the person named in the table has or shares the power to vote or to direct the voting of, or the power to dispose or to direct the disposition of, those shares. Inclusion of shares in the table does not necessarily mean that the persons named have any economic interest in shares set opposite their names. In addition, shares are deemed to be beneficially owned by a person if that person has the right to acquire shares, for example, upon exercise of an option or warrant, within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by that person, and only by that person, by reason of that acquisition right. As a result, the percentage of outstanding shares of any person as shown on the preceding table does not necessarily reflect the person's actual voting power at any particular date.

(2) Assumes 100,000,000 shares are sold in the offering.

(3) Approximately 8.0% if no more than the 250,000-share minimum is sold in the offering.

(4) Currently exercisable options. Assuming only the minimum of 250,000 shares are sold and such director exercises his options, each such director will own less than 1% of the outstanding number of shares at the initial closing of the offering. We have granted 20,000 stock options, of which 4,000 stock options are exercisable on December 31, 2005. Other than options, the directors do not own any other shares.

EQUITY INCENTIVE PLAN

    We have adopted the Boston Capital Real Estate Investment Trust, Inc. 2004 Equity Incentive Plan. The incentive plan is designed to enable our advisor and its affiliates to obtain or retain the services of employees, and to enable us, our advisor and its affiliates to retain or obtain the services of consultants, considered essential to our long-range success by offering such persons incentives under the plan. The incentive plan is administered by our compensation committee. The maximum number of shares available for issuance under the incentive plan is 4,000,000 shares of common stock. Under the incentive plan, the maximum number of shares of common stock for which options may be granted to any person in any calendar year and the aggregate maximum number of shares subject to other awards which may be delivered (or the value of which may be paid) to any person in any calendar year under the incentive plan are each 100,000. No shares will be issued under the incentive plan with an exercise price less than 100% of the fair market value of the stock at the time of issuance. No awards have been granted from inception through December 31, 2005.

    The incentive plan permits the granting of "non-qualified" stock options to participants subject to the absolute discretion of our compensation committee and applicable limitations of the incentive plan. The option exercise price of each option may not be less than 100% of the fair market value of our common stock on the date of grant. The term of each option is fixed by our compensation committee, but may not exceed ten years from the date of grant. If an optionee's employment or other association with us, our advisor or its affiliates is terminated, whether voluntarily or otherwise, any outstanding option of the optionee ceases to be exercisable not less than six months following the date of termination if termination is caused by death or disability and not less than 30 days from the date of termination if termination is caused by other than death or disability, unless employment is terminated for cause. Upon exercise of options, the option exercise price must be paid in full either in cash or, if our compensation committee permits, by delivery of shares of common stock already owned by the optionee.

    Our compensation committee may also award shares of our common stock to participants, subject to such conditions and restrictions as our compensation committee may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment or consulting arrangement with us, our advisor or its affiliates through a specified restricted period. Performance goals could include our achievement of a certain level of financial performance or the achievement of goals more directly related to the property acquisition, managerial or financial services the person is providing to us. If the performance goals and other restrictions are not attained, the participants will forfeit their shares of restricted stock. The purchase price of shares of restricted stock, if any, will be determined by our compensation committee.

    Our compensation committee may also grant shares of our common stock, at no cost, or for a purchase price determined by the compensation committee, which are free from any restrictions under the incentive plan. Shares of unrestricted stock may be issued to participants in recognition of past services or other valid consideration, and may be issued in lieu of cash compensation to be paid to those participants.

    Our compensation committee may also grant performance share awards of its common stock to participants entitling the participants to receive shares of our common stock upon the achievement of individual or company performance goals and such other conditions as our compensation committee may determine.

    The maximum number of shares available for issuance under the incentive plan is 4,000,000 shares of common stock. Under the incentive plan, the maximum number of shares of common stock for which options may be granted to any person in any calendar year and the aggregate maximum number of shares subject to other awards which may be delivered (or the value of which may be paid) to any person in any calendar year are each 100,000. Set forth below is information with regard to stock options outstanding under our incentive plan:

                                                              WEIGHTED AVERAGE
                                 NUMBER OF SECURITIES TO BE   EXERCISE PRICE OF
                                  ISSUED UPON EXERCISE OF        OUTSTANDING      NUMBER OF SECURITIES
                                    OUTSTANDING OPTIONS,      OPTIONS, WARRANTS   REMAINING AVAILABLE
                                    WARRANTS AND RIGHTS          AND RIGHTS       FOR FUTURE ISSUANCE
PLAN CATEGORY                               (A)                      (B)                  (C)
-------------                    --------------------------   -----------------   --------------------
Equity compensation plans
  approved by security
  holders......................                --                      --                     --
Equity compensation plans not
  approved by security
  holders......................            20,000                  $10.00              3,980,000
Total..........................            20,000                  $10.00              3,980,000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (DOLLARS IN THOUSANDS)

    We have an agreement with our advisor, by which the advisor originates and presents investment opportunities to our board of directors and provides administrative services to us. The advisor is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, is the general partner of and owns a limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. Our advisor is entitled to various fees as follows:

    ASSET MANAGEMENT FEE--For managing the affairs of the REIT, our advisor is compensated with a monthly asset management fee equal to 1/12th of .75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). The advisor has waived its right to all asset management fees from the time of inception through December 31, 2004. As of December 31, 2005 the accrued and unpaid asset management fees due to our advisor are $1,368 and are included in due to related party on our audited consolidated balance sheets.

    ACQUISITION FEES AND EXPENSES--For services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, our advisor is compensated with acquisition fees in an amount equal to up to 2.7% of gross offering proceeds and acquisition expenses in an amount equal to up to 0.5% of gross offering proceeds.

    SUBORDINATED DISPOSITION FEE--If our advisor or an affiliate of our advisor provides a substantial amount of the services (as determined by a majority of our independent directors) in connection with the sale of one or more properties, our advisor or an affiliate will receive a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, or (ii) 3.0% of the sales price of such property or properties. The subordinated disposition fee will be paid only if stockholders have received total dividends in an amount equal to 100% of the aggregate invested capital plus a 6.0% annual cumulative non-compounded return on their net invested capital (the "stockholders' 6.0% return").

    SUBORDINATED SHARE OF NET SALE PROCEEDS--A subordinated share of net sales proceeds will be payable to our advisor in an amount equal to 15.0% of net sales proceeds remaining after the stockholders have received distributions equal to the sum of the stockholders' 6.0% Return and 100% of invested capital.

    SUBORDINATED INCENTIVE LISTING FEE--Upon listing on a national securities exchange registered under Section 6 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a national market system registered under
Section 11A of the Exchange Act ("Listing") the advisor will be entitled to a subordinated incentive listing fee in an amount equal to 10.0% of the amount by which (i) the market value of our outstanding stock, measured by taking the average closing price or average of bid and asked price, as the cause may be, over a period of 30 consecutive days during which the stock is traded, with such period beginning 180 days after listing, plus the total of all distributions required to be paid to stockholders from our inception until the date of Listing, exceeds (ii) the sum of (A) 100% of the invested capital and (B) the total distributions required to be paid to the stockholders in order to pay the Stockholders' 6.0% Return from inception through the date of Listing.

    The Dealer-Manager is a registered broker-dealer and is an affiliate of management and our advisor. If the minimum offering is sold, the Dealer-Manager will receive a selling commission of 7% of the public offering price of the shares sold. The Dealer-Manager will also receive a fee of 2% of the public offering price of the shares sold as compensation for acting as the Dealer-Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions.

    We have a $60,000 line of credit with an affiliate, which is also an affiliate of our advisor, which matures on January 1, 2007. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. The affiliate line of credit also requires bonus interest payments provided there is cash available for debt service after payment of the base interest on a quarterly basis. Any unpaid bonus interest is accrued, and is only payable should sufficient cash available for debt service after payment of current quarter base interest and bonus interest be generated. As of December 31, 2005, the accrued bonus interest is $7,832. We do not believe that sufficient cash flow will exist to pay bonus interest and therefore has not recorded a liability on the balance sheet. The affiliate line of credit is secured by our interests in the Seattle, Jacksonville, and Portland portfolios and its outstanding shares. The affiliate line of credit lender is also a guarantor of our loan with Wachovia Bank, National Association, entered into in connection with our acquisition of the Plano community. We have agreed to pay the affiliate a fee of $100 in connection with our agreement with the affiliate line of credit lender to extend the maturity date of the line of credit from January 1, 2006 to January 1, 2007.

    During the years ended December 31, 2004 for the period May 15, 2003 (inception) through December 31, 2003, one of our affiliates earned portfolio management fees of $408 and $320, respectively, in connection with management of the Seattle, Portland and Jacksonville portfolios. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, our affiliate agreed to assign to us all future portfolio management fees retroactive to January 1, 2005. The fees are now eliminated upon consolidation. As of December 31, 2005, $531 remained payable to our affiliate for prior year fees and is included in due to related party on our audited consolidated balance sheets.

    During the years ended December 31, 2005 and 2004, one of our affiliates paid or advanced funds to us to pay $1,953 and $698, respectively, for various costs associated with our operation. As of December 31, 2005, the total amount due to affiliates for these costs was $2,776 and is included in due to related party on our audited consolidated balance sheets.

    During the year ended December 31, 2005, one of our affiliates earned acquisition and capitalization fees of $150 related to the acquisition of the Plano community. These fees remained payable at December 31, 2005, and are included in due to related party on our audited consolidated balance sheets.

    Our joint venture partners are entitled to certain fees related to the management and rehabilitation of the communities. Additionally, upon disposition and only after we have received certain priority returns the joint venture partners may be entitled to advisory service fees and portions of the net sales proceeds.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The Audit Committee reviewed the audit and non-audit services performed by each of Ernst & Young LLP (our current auditors) and Reznick Group, P.C. (our auditors for the fiscal year ended December 31, 2004), as well as the fees charged by each of them for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is or was compatible with maintaining the independence of Ernst & Young and Reznick, as applicable. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2005 and by Reznick for the year ended December 31, 2004, are set forth in the table below.

FEE TYPE                                                        2005       2004
--------                                                      --------   --------
Audit fees..................................................  $326,243   $81,972
Audit related fees..........................................        --        --
Tax fees....................................................    15,440     9,350
Other fees..................................................        --        --
                                                              --------   -------
Total.......................................................  $341,683   $91,322
                                                              ========   =======

    For purposes of the preceding table, the professional fees are classified as follows:

    - Audit Fees--These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures to be performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.

    - Audit-Related Fees--No audit related fees were incurred. These would include fees for assurance and related services performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC Rules promulgated pursuant to the Act.

    - Tax Fees--These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including Federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as Federal, state and local tax issues related to due diligence.

    - All Other Fees--There were no other fees incurred. These would be fees for other permissible work performed that do not meet the above-described categories.

    In order to assure that the provision of audit and non-audit services does not impair the independence of the independent auditor, our Audit Committee has adopted a policy providing that the Audit Committee must pre-approve all audit and non-audit services performed by the independent auditor. Accordingly, prior to engaging the independent auditor to render a service, the engagement must either be specifically approved by our Audit Committee or otherwise entered into pursuant to the pre-approval policy.

    For the year ended December 31, 2005, all of the fees billed to us by Ernst & Young and Reznick for professional accounting services for Audit-Related Fees and Tax Fees were pre-approved by the Audit Committee in accordance with the policies and procedures described above.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as part of this annual report on Form 10-K.

     1. FINANCIAL STATEMENTS

     Boston Capital Real Estate Investment Trust, Inc.
     Reports of Independent Registered Public Accounting Firms
     Consolidated Balance Sheets as of December 31, 2005 and 2004
     Consolidated Statements of Operations for the years ended
     December 31, 2005 and 2004 and for the period May 15, 2003
     (inception) through December 31, 2003
     Consolidated Statements of Stockholder's Deficit for the years ended December 31, 2005 and 2004 and for the period
     May 15, 2003 (inception) through December 31, 2003
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2005 and 2004 and for the period May 15, 2003
     (inception) through December 31, 2003
     Notes to Consolidated Financial Statements

     BCMR Seattle, Inc.
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheet at May 15, 2003
     Consolidated Statement of Operations for period January 1,
     2003 through May 15, 2003 (Cessation)
     Consolidated Statement of Shareholder's Equity for period
     January 1, 2003 through May 15, 2003 (Cessation)
     Consolidated Statement of Cash Flows for the for period
     January 1, 2003 through May 15, 2003 (Cessation)
     Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

     Schedule III--Real Estate and Accumulated Depreciation

     The financial statements and financial statement schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the notes to the financial statements.

    3. EXHIBITS

       3.1    Articles of Amendment and Restatement of the Registrant
              (PREVIOUSLY FILED AS EXHIBIT 3.1 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON JUNE 16,
              2005 AND INCORPORATED HEREIN BY REFERENCE.)

       3.2    By-Laws of the Registrant (PREVIOUSLY FILED AS EXHIBIT 3.2
              TO THE REGISTRATION STATEMENT ON FORM S-11 (FILE
              NO. 333-108426) ON JUNE 16, 2005 AND INCORPORATED HEREIN BY
              REFERENCE.)

       3.3    Limited Liability Company Agreement of BC-GFS, LLC
              (PREVIOUSLY FILED AS EXHIBIT 3.5 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON OCTOBER 4,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

       3.4    Amendment No. 1 to BC-GFS LLC Limited Liability Company
              Agreement (PREVIOUSLY FILED AS EXHIBIT 3.6 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              JANUARY 24, 2005 AND INCORPORATED HEREIN BY REFERENCE.)

       4.1    Form of Common Stock Certificate of the Registrant
              (PREVIOUSLY FILED AS EXHIBIT 4.1 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              DECEMBER 22, 2003 AND INCORPORATED HEREIN BY REFERENCE.)

       4.2    Form of Subscription Agreement and Subscription Agreement
              Signature (PREVIOUSLY FILED AS EXHIBIT 4.2 TO THE
              POST-EFFECTIVE AMENDMENT NO. 4 TO THE REGISTRATION STATEMENT
              ON FORM S-11 (FILE NO. 333-108426) ON FEBRUARY 14, 2006 AND
              INCORPORATED HEREIN BY REFERENCE.)

       4.3    Articles Supplementary relating to 12.0% Series A Cumulative
              Non-Voting Preferred Stock of the Registrant (PREVIOUSLY
              FILED AS EXHIBIT 4.1 TO THE CURRENT REPORT ON FORM 8-K ON
              FEBRUARY 3, 2006 AND INCORPORATED HEREIN BY REFERENCE.)

      10.1    2004 Equity Incentive Plan (PREVIOUSLY FILED AS
              EXHIBIT 10.1 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON JANUARY 24, 2005 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.2    Forms of Option Agreement and Restricted Stock Grant
              Agreement under the 2004 Equity Incentive Plan (PREVIOUSLY
              FILED AS EXHIBIT 10.2 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.3    Form of Independent Director Stock Option Plan (PREVIOUSLY
              FILED AS EXHIBIT 10.3 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.4    Form of Option Agreement under the Independent Director
              Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT 10.4 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              APRIL 9, 2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.5 Second Amended and Restated Advisory Services Agreement between Boston Capital REIT Advisors, LLC, and the
              Registrant (PREVIOUSLY FILED AS EXHIBIT 10.5 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              JULY 19, 2005 AND INCORPORATED HEREIN BY REFERENCE.)

      10.6    Loan Agreement dated as of May 31, 2003, between BCP
              Funding, LLC, and the Registrant (PREVIOUSLY FILED AS
              EXHIBIT 10.6 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.7    Pledge Agreement (LLC/LP Interests), dated as of May 31,
              2003, between BCP Funding, LLC, and the Registrant
              (PREVIOUSLY FILED AS EXHIBIT 10.7 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.8    Share Repurchase Plan dated as of May 1, 2004 (PREVIOUSLY
              FILED AS EXHIBIT 10.8 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.9 Property Management Agreement, dated December 12, 2002, between GFS Alderwood LLC and Pinnacle Realty Management
              Company (Exhibits A, B & C only) (PREVIOUSLY FILED AS
              EXHIBIT 10.91 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON SEPTEMBER 2, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.10 Property Management Agreement, dated December 12, 2002, between GFS Ridgetop LLC and Pinnacle Realty Management
              Company (Exhibits A, B & C only) (PREVIOUSLY FILED AS
              EXHIBIT 10.10 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.11 Property Management Agreement, dated December 12, 2002, between GFS Wellington LLC and Pinnacle Realty Management
              Company (Exhibits A, B & C only) (PREVIOUSLY FILED AS
              EXHIBIT 10.11 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.12   Reinvestment Plan (PREVIOUSLY FILED AS EXHIBIT A TO
              POST-EFFECTIVE AMENDMENT NO. 2 TO THE REGISTRATION STATEMENT
              ON FORM S-11 (FILE NO. 333-108426) ON DECEMBER 7, 2005 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.13 Escrow Agreement between Boston Private Bank & Trust Company and the Registrant (PREVIOUSLY FILED AS EXHIBIT 10.13 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              APRIL 9, 2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.14   Property Management Agreement, dated May 21, 2003, between
              BC-Bainbridge Bay Pointe LLC and Bainbridge Management
              Jacksonville LLC (Exhibits A-H) (PREVIOUSLY FILED AS
              EXHIBIT 10.14 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 (EXHIBITS A - G-1
              FILED ON APRIL 9, 2004) AND INCORPORATED HEREIN BY
              REFERENCE.)

      10.15   Property Management Agreement, dated May 21, 2003, between
              BC-Bainbridge Timuquana LLC and Bainbridge Management
              Jacksonville LLC (Exhibits A-H) (PREVIOUSLY FILED AS
              EXHIBIT 10.15 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 (EXHIBITS A-G-1
              FILED ON APRIL 9, 2004) AND INCORPORATED HEREIN BY
              REFERENCE.)

      10.16   Property Management Agreement, dated May 29, 2003, between
              BC-Bainbridge Spicewood LLC and Bainbridge Management
              Jacksonville LLC (PREVIOUSLY FILED AS EXHIBIT 10.16 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              DECEMBER 22, 2003 AND INCORPORATED HEREIN BY REFERENCE.)

      10.17   Property Management Agreement, dated May 29, 2003, between
              BC-GFS Settler's Point LLC and American Management Services
              Northwest, LLC, dba Pinnacle (PREVIOUSLY FILED AS
              EXHIBIT 10.17 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.18   Property Management Agreement, dated May 29, 2003, between
              BC-GFS Bridge Creek LLC and American Management Services
              Northwest, LLC, dba Pinnacle (PREVIOUSLY FILED AS
              EXHIBIT 10.18 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.19   Property Management Agreement, dated May 29, 2003, between
              BC-GFS Boulder Creek LLC and American Management Services
              Northwest, LLC, dba Pinnacle (PREVIOUSLY FILED AS
              EXHIBIT 10.19 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.20   Agreement for Sale and Purchase of Property (Bay Pointe
              Apartments), dated February 11, 2003, between Vestcor-Bay
              Pointe Partners, Ltd. and Bainbridge Communities Acquisition
              Corporation II, as amended and assigned to BC-Bainbridge Bay
              Pointe LLC (PREVIOUSLY FILED AS EXHIBIT 10.20 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              DECEMBER 22, 2003 AND INCORPORATED HEREIN BY REFERENCE.)

      10.21   Agreement for Sale and Purchase of Property (Oaks at
              Timuquana Apartments), dated February 11, 2003, between
              VCP-Timuquana Associates, Ltd. and Bainbridge Communities
              Acquisition Corporation II, as amended and assigned to BC-Bainbridge Timuquana LLC (PREVIOUSLY FILED AS
              EXHIBIT 10.21 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILENO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.22   Real Estate Sale Agreement, dated April 2, 2003, between ERP
              Operating Limited Partnership and Bainbridge Communities
              Acquisition Corporation II, as amended and assigned to BC-Bainbridge Spicewood LLC (PREVIOUSLY FILED AS
              EXHIBIT 10.22 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON DECEMBER 22, 2003 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.23   Real Estate Sale Agreement, dated March 27, 2003, among
              EQR-FANCAP 2000A Limited Partnership, EQR-Bridgecreek
              Vistas, Inc. and Goodman Financial Services, Inc. (with respect to Boulder Creek and Bridge Creek), as amended
              (PREVIOUSLY FILED AS EXHIBIT 10.23 TO THE REGISTRATION
              STATEMENT ON FORM S-11 FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.24 Assignment of Real Estate Sale Agreement, dated May 2, 2003, from Goodman Financial Services, Inc. to BC-GFS II LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.24 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.25   Real Estate Sale Agreement, dated March 26, 2003, between
              ERP Operating Limited Partnership and Goodman Financial
              Services, Inc. (with respect to Settler's Point), as amended
              (PREVIOUSLY FILED AS EXHIBIT 10.25 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.26 Assignment of Real Estate Sale Agreement, dated May 2, 2003, from Goodman Financial Services, Inc. to BC-GFS II LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.26 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.27   Assignment of Real Estate Sale Agreement, dated May 21,
              2003, from BC-GFS II LLC to BC-GFS Boulder Creek LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.27 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.28   Assignment of Real Estate Sale Agreement, dated May 21,
              2003, from BC-GFS II LLC to BC-GFS Bridge Creek LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.28 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.29   Assignment of Real Estate Sale Agreement, dated May 21,
              2003, from BC-GFS II LLC to BC-GFS Settler's Point LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.29 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 33-108426) ON APRIL 9, 2004
              AND INCORPORATED HEREIN BY REFERENCE.)

      10.30   Washington Portfolio Real Estate Agreement, dated July 11,
              2002, among ERP Operating Limited Partnership, EQR-Alderwood
              Limited Partnership, EQR-Wellington, L.L.C.; and Goodman
              Financial Services, Inc., as amended (PREVIOUSLY FILED AS
              EXHIBIT 10.30 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON APRIL 9, 2004 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.31   Assignment of Real Estate Sale Agreement to BC-GFS LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.31 TO THE REGISTRATION
              STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON APRIL 9,
              2004 AND INCORPORATED HEREIN BY REFERENCE.)

      10.32   Assignment of Real Estate Sale Agreement with respect to
              Alderwood from BC-GFS LLC to GFS Alderwood LLC (PREVIOUSLY
              FILED AS EXHIBIT 10.32 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.33   Assignment of Real Estate Sale Agreement with respect to
              Ridgetop from BC-GFS LLC to GFS Ridgetop LLC (PREVIOUSLY
              FILED AS EXHIBIT 10.33 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.34   Assignment of Real Estate Sale Agreement with respect to
              Wellington from BC-GFS LLC to GFS Wellington LLC (PREVIOUSLY
              FILED AS EXHIBIT 10.34 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 9, 2004 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.35 Letter dated March 11, 2005 requesting the extension of the maturity date of Loan Agreement dated as of May 31, 2003, between BCP Funding, LLC and the Registrant (PREVIOUSLY
              FILED AS EXHIBIT 10.35 TO THE REGISTRATION STATEMENT ON
              FORM S-11 (FILE NO. 333-108426) ON APRIL 26, 2005 AND
              INCORPORATED HEREIN BY REFERENCE.)

      10.36 Letter dated March 11, 2005 extending the maturity date of Loan Agreement dated as of May 31, 2003, between BCP
              Funding, LLC and the Registrant (PREVIOUSLY FILED AS
              EXHIBIT 10.36 TO THE REGISTRATION STATEMENT ON FORM S-11
              (FILE NO. 333-108426) ON APRIL 26, 2005 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.37 Letter dated December 5, 2005 extending the maturity date of Loan Agreement dated as of May 31, 2003, between BCP
              Funding, LLC and the Registrant (PREVIOUSLY FILED AS
              EXHIBIT 10.37 TO POST-EFFECTIVE AMENDMENT NO. 2 TO THE
              REGISTRATION STATEMENT ON FORM S-11 (FILE NO. 333-108426) ON
              DECEMBER 7, 2005 AND INCORPORATED HEREIN BY REFERENCE.)

      10.38   Property Management Agreement for Preston at Willow Bend
              Apartments, Plano, Texas, dated September 15, 2005, by and between BC Broadstone Preston, LP and Alliance Residential,
              LLC (PREVIOUSLY FILED AS EXHIBIT 10.1 TO THE CURRENT REPORT
              ON FORM 8-K FILED ON SEPTEMBER 21, 2005 AND INCORPORATED
              HEREIN BY REFERENCE.)

      10.39   Loan Agreement, dated September 15, 2005, between and among
              Wachovia Bank, National Association and ALLTX, LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.2 TO THE CURRENT REPORT ON
              FORM 8-K FILED ON SEPTEMBER 21, 2005 AND INCORPORATED HEREIN
              BY REFERENCE.)

      10.40 Loan Extension Agreement, dated as of December 28, 2005, between Wachovia Bank, National Association and ALLTX, LLC
              (PREVIOUSLY FILED AS EXHIBIT 10.1 TO THE CURRENT REPORT ON
              FORM 8-K FILED ON JANUARY 3, 2006 AND INCORPORATED HEREIN BY
              REFERENCE.)

      10.41 Form of Indemnification Agreement entered into by the Registrant with each of its directors (PREVIOUSLY FILED AS
              EXHIBIT 10.1 TO THE CURRENT REPORT ON FORM 8-K FILED ON
              FEBRUARY 3, 2006 AND INCORPORATED HEREIN BY REFERENCE.)

      21*     Subsidiaries of the Registrant

      31.1*   Certification of Chief Executive Officer pursuant to Rules
              13a-14(a) and 15d-14(a) under the Securities Exchange Act of
              1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2*   Certification of Chief Financial Officer pursuant to Rules
              13a-14(a) and 15d-14(a) under the Securities Exchange Act of
              1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1*   Certification of the Chief Executive Officer pursuant to 18
              U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2*   Certification of the Chief Financial Officer pursuant to 18
              U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Boston Capital Real Estate Investment Trust
                                                       Inc.

Date: March 31, 2006                                   By:  /s/ JOHN. P. MANNING
                                                            -----------------------------------------
                                                            John P. Manning
                                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        DATE                          SIGNATURE                                 TITLE:
        ----                          ---------                                 ------
                                 /s/ JOHN P. MANNING              Chairman, Chief Executive Officer,
Date: March 31, 2006      ---------------------------------         Director (Principal Executive
                                   John P. Manning                  Officer)

                               /s/ JEFFREY H. GOLDSTEIN           President, Chief Operating
Date: March 31, 2006      ---------------------------------         Officer, Director
                                 Jeffrey H. Goldstein

                                                                  Senior Vice President, Chief
                                   /s/ MARC N. TEAL                 Financial Officer, Treasurer,
Date: March 31, 2006      ---------------------------------         Secretary (Principal Financial
                                     Marc N. Teal                   and Accounting Officer)

                                /s/ PHILIP S. COTTONE             Director
Date: March 31, 2006      ---------------------------------
                                  Philip S. Cottone

                               /s/ NICHOLAS L. IACUZIO            Director
Date: March 31, 2006      ---------------------------------
                                 Nicholas L. Iacuzio

                                 /s/ KEVIN C. PHELAN              Director
Date: March 31, 2006      ---------------------------------
                                   Kevin C. Phelan

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS...     F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets at December 31, 2005 and
    2004....................................................     F-4

  Consolidated Statements of Operations for the years ended
    December 31, 2005 and 2004 and for the period May 15,
    2003 (inception) through December 31, 2003..............     F-5

  Consolidated Statements of Stockholder's Deficit for the
    years ended December 31, 2005 and 2004 and for the
    period May 15, 2003 (inception) through December 31,
    2003....................................................     F-6

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2005 and 2004 and for the period May 15,
    2003 (inception) through December 31, 2003..............     F-7

  Notes to Consolidated Financial Statements................     F-8

BCMR SEATTLE, INC. (PREDECESSOR)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....    F-25

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheet at May 15, 2003................    F-26

  Consolidated Statement of Operations for the period
    January 1, 2003 through May 15, 2003 (Cessation)........    F-27

  Consolidated Statement of Shareholder's Equity for the
    period January 1, 2003 through May 15, 2003
    (Cessation).............................................    F-28

  Consolidated Statement of Cash Flows for the period
    January 1, 2003 through May 15, 2003 (Cessation)........    F-29

  Notes to Consolidated Financial Statements................    F-30

SCHEDULE:

  Schedule III--Real Estate and Accumulated Depreciation....     S-1

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder
Boston Capital Real Estate Investment Trust, Inc.

    We have audited the accompanying consolidated balance sheet of Boston Capital Real Estate Investment Trust, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholder's deficit, and cash flows for the year then ended. Our audit also included the 2005 financial statement schedule listed at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Capital Real Estate Investment Trust, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2005 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Boston, Massachusetts
March 21, 2006

                              REZNICK GROUP, P.C.

          7700 OLD GEORGETOWN ROAD, SUITE 400, BETHESDA, MD 20814-6224
                      PHONE 301.652.9100, FAX 301.652.1848
                              www.reznickgroup.com

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder
of Boston Capital Real Estate Investment Trust, Inc.

    We have audited the accompanying consolidated balance sheets of Boston Capital Real Estate Investment Trust, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholder's deficit, and cash flows for the year ended December 31, 2004 and for the period from May 15, 2003 (inception) through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in note B to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from May 15, 2003 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited Schedule III for the year ended December 31, 2004. In our opinion, this schedule presents fairly, when considered in relation to the basic financial statements taken as a whole, in all material respects, the information therein.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 25, 2005, except for the second paragraph in note A, as to which the date is February 10, 2006 and the last paragraph in note B as to which date is March 29, 2006

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2005       2004 (RESTATED)
                                                              ------------   ---------------
ASSETS
  Real Estate
    Land....................................................    $ 31,084        $ 29,034
    Building and improvements...............................     147,478         133,528
    Furniture, fixtures and equipment.......................       8,290           6,805
                                                                --------        --------
                                                                 186,852         169,367
  Less accumulated depreciation.............................     (13,140)         (7,564)
                                                                --------        --------
                                                                 173,712         161,803

  Cash and cash equivalents.................................       1,629           1,058
  Accounts receivable-tenants, net of allowance for doubtful
    accounts of $0 for 2005 and 2004........................         156             147
  Restricted cash...........................................       2,889           2,465
  Deferred financing costs, net of accumulated amortization
    of $1,053 and $624, respectively........................       1,240           1,432
  Other assets, net of accumulated amortization of $90 and
    $0, respectively........................................       4,027           1,774
                                                                --------        --------
                                                                $183,653        $168,679
                                                                ========        ========

LIABILITIES
  Line of credit-affiliate..................................    $ 56,597        $ 56,597
  Interest payable on line of credit........................         366             326
  Mortgage notes payable....................................     132,525         120,596
  Other note payable........................................       5,556              --
  Accounts payable and accrued expenses.....................       3,260           2,484
  Due to related party......................................       4,944           1,375
  Other liabilities.........................................         846             618
                                                                --------        --------
                                                                 204,094         181,996

Commitments and contingencies

Minority interest...........................................         167              --

Stockholder's Deficit
  Preferred stock, $.001 par value, 50,000,000 shares
    authorized, no shares issued and outstanding............          --              --
  Common stock, $.001 par value, 350,000,000 shares
    authorized, 20,000 shares issued and outstanding........          --              --
  Additional paid-in capital................................         200             200
  Accumulated deficit.......................................     (20,808)        (13,517)
                                                                --------        --------
                                                                 (20,608)        (13,317)
                                                                --------        --------
                                                                $183,653        $168,679
                                                                ========        ========

                            See accompanying notes.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       PERIOD MAY 15,
                                                                                      2003 (INCEPTION)
                                                         YEAR ENDED     YEAR ENDED        THROUGH
                                                        DECEMBER 31,   DECEMBER 31,     DECEMBER 31,
                                                            2005           2004       2003 (RESTATED)
                                                        ------------   ------------   ----------------
Rental revenue........................................     $24,061        $21,257           $13,187
                                                           -------        -------           -------

Expenses
  Property operating costs............................       7,850          8,573             5,279
  General and administrative..........................       3,164          2,863             1,917
  Depreciation and amortization.......................       6,096          4,988             2,629
  Portfolio and management fees-related party.........       1,182          1,184               892
  Asset management fee-related party..................       1,368             --                --
  Organization costs..................................          --             --             1,426
                                                           -------        -------           -------
                                                            19,660         17,608            12,143
                                                           -------        -------           -------

Operating income......................................       4,401          3,649             1,044
                                                           -------        -------           -------

Interest (income) expense
  Interest expense on line of credit-affiliate........       5,377          5,466             3,053
  Interest expense-other..............................       6,336          6,046             3,683
  Interest income.....................................         (15)           (25)              (13)
                                                           -------        -------           -------
                                                            11,698         11,487             6,723
                                                           -------        -------           -------

Loss before minority interest.........................      (7,297)        (7,838)           (5,679)

Loss attributed to minority interest..................          (6)            --                --
                                                           -------        -------           -------
    Net loss..........................................     $(7,291)       $(7,838)          $(5,679)
                                                           =======        =======           =======

Loss per share-basic and diluted......................     $  (365)       $  (392)          $  (284)
                                                           =======        =======           =======

Weighted average common shares outstanding-basic and
  diluted.............................................      20,000         20,000            20,000
                                                           =======        =======           =======

                            See accompanying notes.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                   COMMON STOCK       ADDITIONAL
                                               --------------------    PAID IN     ACCUMULATED
                                                SHARES     AMOUNT      CAPITAL       DEFICIT      TOTAL
                                               --------   ---------   ----------   -----------   --------
Shares of common stock issued................   20,000    $     --       $200        $     --    $    200

Net loss (Restated)..........................       --          --         --          (5,679)     (5,679)
                                                ------    ---------      ----        --------    --------

Balance as of December 31, 2003 (Restated)...   20,000          --        200          (5,679)     (5,479)

Net loss.....................................       --          --         --          (7,838)     (7,838)
                                                ------    ---------      ----        --------    --------

Balance as of December 31, 2004 (Restated)...   20,000          --        200         (13,517)    (13,317)

Net loss.....................................       --          --         --          (7,291)     (7,291)
                                                ------    ---------      ----        --------    --------

Balance as of December 31, 2005..............   20,000    $     --       $200        $(20,808)   $(20,608)
                                                ======    =========      ====        ========    ========

                            See accompanying notes.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                PERIOD
                                                                                             MAY 15, 2003
                                                                                              (INCEPTION)
                                                               YEAR ENDED     YEAR ENDED        THROUGH
                                                              DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                                  2005           2004       2003 (RESTATED)
                                                              ------------   ------------   ---------------
Cash flows from operating activities
  Net loss..................................................    $ (7,291)      $ (7,838)       $  (5,679)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation and amortization...........................       6,096          4,988            2,629
    Loss allocated to minority interest.....................          (6)            --               --
    Changes in assets and liabilities
      (Increase) decrease in accounts receivable--tenants...          (9)            25             (172)
      (Increase) decrease in restricted cash................         (43)           (26)             708
      (Increase) decrease in other assets...................        (315)            37             (748)
      Increase (decrease) in interest payable on line of
        credit--affiliate...................................          40         (1,049)           3,053
      Increase (decrease) in accounts payable and accrued
        expenses............................................         776            355              947
      Increase (decrease) in due to related party...........       1,616            391              287
      Increase (decrease) in other liabilities..............         228             64              556
                                                                --------       --------        ---------
        Net cash provided by (used in) operating
          activities........................................       1,092         (3,053)           1,581
                                                                --------       --------        ---------
Cash flows from investing activities
  Investment in real estate.................................     (17,485)        (5,862)              --
  Other assets..............................................        (207)            --               --
  (Deposits) withdrawals from restricted cash...............        (381)         9,270            1,165
  Construction in progress..................................          --             --           (1,699)
                                                                --------       --------        ---------
        Net cash (used in) provided by investing
          activities........................................     (18,073)         3,408             (534)
                                                                --------       --------        ---------
Cash flows from financing activities
  Proceeds from mortgage notes payable......................      23,981             --               --
  Payment of mortgage note payable..........................     (12,052)           (43)             (39)
  Proceeds from other note payable..........................       5,556             --               --
  Financing costs paid......................................        (237)            --              (96)
  Due to related party......................................       1,953            698               --
  Payment of deferred offering costs........................      (1,822)        (1,064)              --
  Proceeds from sale of common stock........................          --             --              200
  Minority interest.........................................         175             --               --
  Distributions to minority partner.........................          (2)            --               --
                                                                --------       --------        ---------
        Net cash provided by (used in) financing
          activities........................................      17,552           (409)              65
                                                                --------       --------        ---------
        Net increase (decrease) in cash and cash
          equivalents.......................................         571            (54)           1,112

Cash and cash equivalents, beginning of period..............       1,058          1,112               --
                                                                --------       --------        ---------
Cash and cash equivalents, end of period....................    $  1,629       $  1,058        $   1,112
                                                                ========       ========        =========
Supplemental cash flow information:
  Interest paid (includes $5,337, $6,515 and $1,679,
    respectively, of related party interest)................    $ 11,615       $ 12,561        $   4,971
                                                                ========       ========        =========
Noncash Investing and financing activities
  Real estate assets acquired...............................    $     --       $     --        $ 161,757
  Escrows funded............................................          --             --           13,583
  Financing costs incurred..................................          --             --            1,934
  Debts assumed.............................................          --             --         (177,274)
                                                                --------       --------        ---------
    Net.....................................................    $     --       $     --        $      --
                                                                ========       ========        =========

                            See accompanying notes.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE A--ORGANIZATION

    Boston Capital Real Estate Investment Trust, Inc. (we or our), a Maryland Corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of market rate multifamily properties. Provided that we sell at least 250,000 shares in the offering described below, we plan to elect to be taxed as a real estate investment trust for federal income tax purposes, commencing with the taxable year ended December 31, 2005. We were initially capitalized by the sale of 20,000 shares of $.001 par value common stock to an affiliated entity. The offer price of $10.00 per share resulted in gross proceeds of $200,000.

    Our day-to-day activities are managed by Boston Capital REIT Advisors, LLC, one of our affiliates under the terms and conditions of an advisory agreement (the Advisor). We have no employees of our own. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, is the general partner of and owns a limited partnership interest in Boston Capital Holdings Limited Partnership.

    A Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), were filed with the Securities and Exchange Commission and became effective June 22, 2005 in connection with a public offering of up to 100,000,000 shares of our common stock (excluding 5,000,000 shares reserved for issuance pursuant to our dividend reinvestment plan). We began offering shares on July 1, 2005. The offering will terminate no later than July 1, 2007 or the failure to sell at least 250,000 shares prior to the expiration of our affiliate line of credit on January 1, 2007, provided that we are unable to extend the line of credit. We have the right to terminate the offering at any time prior to these dates. All monies raised by the offering prior to selling the minimum shares will be placed in an escrow account and earn interest at savings account rates based on the balance held in the account. The initial rate was 1.45% per annum, was increased to 2.25% per annum on October 18, 2005 and was further increased to 3.35% on December 14, 2005. The offering will be made on a best efforts basis; however, if the minimum shares required are not met by the termination date, the escrowed funds along with accrued interest will be returned to the investors.

    We have experienced losses since inception. We believe that a combination of our efforts to increase rental revenue and contain operating costs at our apartment communities and our ability to extend the maturity date of our Wachovia loan and defer certain discretionary capital improvements and payments to affiliates until January 2007 will be sufficient to meet our operating, debt service and other working capital needs for the next year.

    As of December 31, 2005, 2004 and 2003 we owned interests in 11, 10 and 10 properties, respectively.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include our interest in wholly-owned and majority-owned or controlling operating limited liability companies that own apartment communities. Minority interest relates to the interest in a property partnership we do not wholly own. All inter-company balances and transactions have been eliminated in consolidation.

REAL ESTATE

    Real estate is stated at cost. All our real estate has been pledged as security for various notes payable as described more fully in Note D.

ACQUISITIONS

    We account for our real estate acquisitions using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

    The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers.

    In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At December 31, 2005, we have not identified any above market or below market leases and consequently have not allocated any value to such assets.

    The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over
(ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. At December 31, 2005, we have allocated a value of $207 to in place leases associated with the acquisition of the Plano community. This allowance value (net of amortization) is included in other assets on the consolidated balance sheets. The weighted average amortization period for the in-place leases at December 31, 2005 is four months.

DEPRECIATION

    Buildings and furniture, fixtures and equipment are depreciated on the straight line method over 40 and 5 years respectively from the date of acquisition. Building improvements are depreciated on the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the years ended December 31, 2005 and 2004 and for the period May 15, 2003 through December 31, 2003 was $5,576, $4,670 and $2,407, respectively.

IMPAIRMENT

    We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns.

    If impairment indicators are present, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset.

    We have not identified any impairment indicators and consequently have not recognized an impairment loss on any of our communities.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. We maintain our cash and restricted cash accounts with various financial institutions. Cash balances are insured by the Federal Deposit Insurance Corporation up to $100. As of December 31, 2005 and 2004, the uninsured portion of the cash and restricted cash balances held at the financial institutions was $1,559 and $844, respectively.

ACCOUNTS RECEIVABLE--TENANT

    Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management's estimate of the allowance will change.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEFERRED FINANCING COSTS

    Deferred financing costs include fees and costs to obtain our line of credit, mortgages and other note payable. These costs are amortized over the term of the respective loans.

DEFERRED OFFERING COSTS

    The costs incurred in connection with our anticipated public offering of common stock are deferred and will be deducted from the gross offering proceeds of the offering. Deferred offering costs were $2,747 and $1,064, respectively, at December 31, 2005 and 2004, and are included in other assets in the accompanying balance sheets.

REVENUE RECOGNITION

    Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from on a straight-line basis. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

ORGANIZATION COSTS

    Organization costs are expensed as incurred.

EARNINGS PER SHARE

    Earnings per share is calculated based on the weighted average number of common shares outstanding during the period. We have no common share equivalents, instruments convertible into common shares or other dilutive instruments.

RECLASSIFICATIONS

    Certain amounts in the 2004 and 2003 period have been reclassified to conform to the 2005 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

    In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
We adopted SFAS 123R in 2005. SFAS 123R did not have any material effect on our financial statements.

    In June 2005, the FASB ratified the consensus in Emerging Issues Task Force Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partners without cause or
(2) substantive participating rights, which provide the limited partner with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Our adoption of EITF 04-5 which is effective for new or modified limited partnerships as of June 30, 2005 and all other limited partnership arrangements as of January 1, 2006 is not expected to have a material effect on our financial position or results of operations.

RESTATEMENT

    In 2005, we concluded that some property operating costs and interest expense related to certain mortgages on our properties for the month of December should have been accrued in our consolidated financial statements at December 31, 2004 and 2003. Accordingly, the 2004 and 2003 balance sheets statements of operations, changes in stockholder's deficit, and cash flows have been restated to give effect of this correction. As a result of the adjustments, accounts payable and accrued expenses and accumulated deficit have increased by $379 in 2004 and accounts payable and accrued expenses, property and operating costs and interest expense have increased by $379, $114 and $265, respectively, in 2003. Also, the loss per share for the period May 15, 2003 (inception) through December 31, 2003 increased by $19. In 2005, we also concluded that some of the predecessor's revenue, operating expenses and interest expense were included in our consolidated statement of operations for the period May 15, 2003 (inception) through December 31, 2003. Accordingly the 2003 statement of operations has been restated to give effect of this correction. As a result of the adjustments, revenue, operating expenses and interest expense decreased by $2,611, $1,701 and $910, respectively. There was no effect on net loss or the loss per share.

    The following table sets forth the previously reported and restated amounts within our consolidated balance sheet as of December 31, 2004.

                                                          AMOUNT AS
                                                          ORIGINALLY   AMOUNT AS
                                                           REPORTED    RESTATED     CHANGE
                                                          ----------   ---------   --------
BALANCE SHEET
Accounts payable and accrued expense....................   $  2,105    $  2,484     $(379)
Accumulated deficit.....................................   $(13,138)   $(13,517)    $ 379

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the previously reported and restated amounts within our consolidated balance sheets as of December 31, 2003 and within our consolidated statements of operations for the period May 15, 2003 (inception) through December 31, 2003.

                                                         AMOUNT AS
                                                         ORIGINALLY   AMOUNT AS
                                                          REPORTED    RESTATED     CHANGE
                                                         ----------   ---------   --------
BALANCE SHEET
Accounts payable and accrued expense...................   $  1,750    $  2,129    $   379
Accumulated deficit....................................   $ (5,300)   $ (5,679)   $  (379)

STATEMENT OF OPERATIONS
Total revenue..........................................   $ 15,798    $ 13,187    $(2,611)
Operating expenses.....................................   $ 13,730    $ 12,143    $(1,587)
Interest (income) expense..............................   $  7,368    $  6,723    $  (645)
Net loss...............................................   $ (5,300)   $ (5,679)   $  (379)
Net loss per share.....................................   $   (265)   $   (284)   $   (19)

STATEMENT OF CASH FLOWS
Interest paid..........................................   $  5,884    $  4,971    $  (913)

NOTE C--PROPERTY ACQUISITIONS

    On September 15, 2005, we acquired a majority interest in an apartment community consisting of 229 units in Plano, Texas, for a purchase price of $15,200. We have included the results of operations of this community in our consolidated statement of operations from the date of acquisition. We allocated the purchase price of the community to the fair value of the assets received. We acquired our interest in the property through BC Broadstone Preston, LP, a joint venture formed between us and a joint venture partner who contributed $175 toward the purchase price. We borrowed approximately $5,556 from Wachovia Bank, National Association to fund a portion of the purchase price, and the remainder was funded by a $11,981 mortgage loan from Deutsche Bank Berkshire
Mortgage, Inc. Loan proceeds were also used to pay customary closing costs of $831 and to fund $1,700 into renovation and operating reserve accounts.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE D--FINANCING

MORTGAGE NOTES PAYABLE

                                                                2005       2004
                                                              --------   --------
Mortgage notes payable to Berkshire Mortgage Finance Limited
Partnership. The notes bear interest at 4.67% and mature on
January 1, 2008. Monthly interest only payments of $147 are
required beginning February 1, 2003. Upon maturity of the
fixed rate note, we can either make a balloon payment for
any unpaid principal or convert the note to a new fixed or
variable rate note with a final maturity of December 31,
2012, subject to certain covenants. The notes are secured by first mortgages and deeds of trust on the communities in the
Seattle portfolio...........................................  $ 37,850   $ 37,850

Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt
Investors Foreign Fund. The notes bear interest at 12% and
mature on December 31, 2007. Monthly principal and interest
payments of $86 are required beginning February 1, 2003 with a balloon payment due at maturity. Amortization is
calculated based on a 25 year term. The loan can be extended for an additional one-year term provided that no event of
default exists and we pay a 1% extension fee................     7,987      8,039

Mortgage notes payable to Berkshire Mortgage Finance Limited
Partnership. The notes bear interest at rates from 4.26% to
4.32% and mature on June 1, 2010. Monthly interest only
payments of $126 are required beginning July 1, 2003. A
balloon payment is due at maturity. The notes are secured by mortgages and deeds of trust on the communities in the
Jacksonville portfolio......................................    35,374     35,374

Mortgage notes payable to Berkshire Mortgage Finance Limited
Partnership. The notes bear interest at 4.52% and mature on
June 1, 2010. Monthly interest only payments of $148 are
required beginning July 1, 2003. Upon maturity of the fixed
rate note, we can either make a balloon payment for any
unpaid principal or convert the note to a new fixed or
variable rate note with a final maturity of December 31,
2013, subject to certain covenants. The notes are secured by mortgages and deeds of trust on the communities in the
Portland portfolio..........................................    39,333     39,333

Mortgage notes payable to Deutsche Bank Berkshire Mortgage
Inc. The note bears interest at 5.14% and matures November
1, 2014. Monthly interest only payments of $53 are required
beginning December 1, 2005. A balloon payment is due at
maturity. The note is secured by a mortgage and deed of
trust on the Plano community................................    11,981         --
                                                              --------   --------

                                                              $132,525   $120,596
                                                              ========   ========

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE D--FINANCING (CONTINUED)

    Aggregate maturities of the above mortgage notes payable for the next five years and thereafter are as follows:

2006........................................................  $     61
2007........................................................     7,926
2008........................................................    37,850
2009........................................................        --
2010........................................................    74,707
Thereafter..................................................    11,981
                                                              --------
Total.......................................................  $132,525
                                                              ========

    An affiliate of the operator of the Seattle portfolio has provided limited guarantees of payment of the $37,850 and $8,120 on the senior and mezzanine notes payable, respectively, related to the Seattle portfolio. The guarantees are limited to situations such as failure to pay rents to which the lender is entitled in the event of default, failure to apply insurance or condemnation proceeds or security deposits from tenants as required by the lender, fraud or written misrepresentation, failure to first apply rents to pay reasonable operating expenses and then to debt service, acquisition of any property or operation of any business not permitted by the lender, a transfer that is an event of default, any and all indemnification obligations as defined by the lender or commencement of voluntary bankruptcy.

    Affiliates of the operator of the Jacksonville portfolio have provided limited guarantees of payment on two of the notes totaling $16,274 related to the Jacksonville portfolio. The guarantees are limited to situations such as failure to pay rents to which the lender is entitled in the event of a default, failure to apply insurance or condemnation proceeds as required by the lender, fraud or written material misrepresentation, acquisition of any property or operation of any business not permitted by the security instrument, failure to first apply rents to pay reasonable operating expenses and commencement of voluntary bankruptcy.

LINE OF CREDIT--AFFILIATE

    We have a $60,000 line of credit with an affiliate. The affiliate line of credit bears "base" interest at 9.5% and "bonus" interest at 5.3% and matures on January 1, 2007. Base interest accrues in arrears and is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash is not available for debt service in the current quarter, base interest is accrued and added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest is accrued but will not be added to principal. Accrued bonus interest is payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date is not due or payable. As of December 31, 2005 and 2004, the accrued bonus interest was $7,832 and $4,832, respectively. We do not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in these financial statements. Our affiliate line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and our outstanding shares. As of

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE D--FINANCING (CONTINUED)
December 31, 2005 and 2004, $56,597 was outstanding on the line. In connection with the extension of the line to January 1, 2007, we have agreed with the affiliate that will not borrow further amounts on the line. During the years ended December 31, 2005 and 2004 and for the period May 15, 2003 (inception) through December 31, 2003, base interest of $5,377, $5,466, and $3,053, respectively, was incurred and $366 and $326, respectively, remained payable at December 31, 2005 and 2004.

OTHER NOTE PAYABLE

    We borrowed $5,556 from Wachovia Bank evidenced by a note payable. The note is secured by the joint venture interests of our subsidiaries and is guaranteed by an affiliate. The note is interest only and bears interest at Libor plus 300 basis points (7.37% at December 31, 2005). Interest is payable monthly to the extent that cash flow from the Plano community permits, and any unpaid interest accrues. The note matures on July 3, 2006. We may extend the maturity date for an additional period through January 1, 2007 provided no default or event of default shall then be in existence under the loan agreement; we pay an extension fee equal to 42 basis points of the outstanding balance of the loan as of July 3, 2006; and we provide written notice to Wachovia Bank of our request for an extension of the maturity date no later than June 3, 2006. As of December 31, 2005 interest of $117 was incurred, of which $6 remained payable.

NOTE E--INCOME TAXES

    We expect to elect to be taxed as a REIT under the Internal Revenue Code, commencing with the taxable year ended December 31, 2005. We have been organized and operated in a manner that we believe will allow us to qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended ("Code") commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we will not be required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to stockholders.

    Accordingly, we have not recorded any current or deferred taxes for the year ended December 31, 2005. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to gross income testing, asset diversification, distribution thresholds and diversity of stock ownership, among other requirements. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates.

    During the year ended December 31, 2005, we expect to generate a net operating loss of approximately $7,154. Additionally, during the period beginning May 15, 2003 and ending December 31, 2004, we generated passive activity loss carryforwards of approximately $14,682. The 2005 net operating loss may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE E--INCOME TAXES (CONTINUED)
valuation allowance was established at December 31, 2005, 2004 and 2003, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carryforwards.

    We have acquired properties prior to the first day of the first taxable year for which we expect to qualify as a REIT (which is anticipated to be January 1, 2005, or the "REIT Commencement Date"). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of the Built-In Gain or the amount of gain recognized on the disposition of such asset. It may be possible to reduce the amount of such income subject to corporate level tax by certain loss carryforwards of ours. Built-in Gain for this purpose means the fair market value of the asset as of the REIT Commencement Date over our basis in the asset as of the REIT Commencement Date. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. In order to qualify as a REIT, we will be required to distribute an amount equal to at least 90% of our taxable income, including the non-capital gain portion of any Built-In Gain.

    Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits as of December 31, 2005, and therefore we believe that we satisfy this requirement.

    At December 31, 2005 and 2004, our net tax basis of our real estate assets is less than the amount set forth in our consolidated balance sheets by approximately $6,106 and $3,304, respectively.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE F--RESTRICTED CASH

    As of December 31, 2005 and 2004, we maintained the following reserve and escrow accounts:

    RESERVE/ESCROW                    RESTRICTION/PURPOSE                 2005       2004
-----------------------  ---------------------------------------------  --------   --------
Real estate taxes and    Payment of real estate taxes and property
insurance escrows        insurance....................................   $  512     $  469

Replacement reserve      To fund the purchase/ replacement of personal
                         property.....................................       --        203

Portfolio reserve        To fund operating deficits of the properties
                         and to fund payment of the preferred return
                         reserve in the event the preferred return
                         reserve is depleted..........................      185         84

Capital improvements     To fund building improvements and renovations
escrow                   of the properties............................      156      1,234

Completion escrow        To fund the rehabilitation and improvements
                         of the Plano community as required by the
                         mortgage lender..............................    1,543         --

Investment escrow        To fund improvements of the Jacksonville
                         portfolio and to fund payment of the
                         preferred return.............................      267        295

Working capital reserve  To fund working capital needs and pay
                         operating expenses...........................      226        180
                                                                         ------     ------

Total.................................................................   $2,889     $2,465
                                                                         ======     ======

NOTE G--RELATED PARTY TRANSACTIONS

LINE OF CREDIT--AFFILIATE

    As of December 31, 2005 and 2004, $56,597 was outstanding on our affiliate line of credit (see note D). During the years ended December 31, 2005 and 2004 and for the period May 15, 2003 (inception) through December 31, 2003, base interest of $5,377, $5,466, and $3,053, respectively, was incurred and $366 and $326, respectively, remained payable at December 31, 2005 and 2004.

PORTFOLIO MANAGEMENT FEES

    During the year ended December 31, 2004 and for the period May 15, 2003 (inception) through December 31, 2003, an affiliate earned portfolio management fees of $408 and $293, respectively, in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, the affiliate waived all

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED) future portfolio management fees retroactive to January 1, 2005. As of December 31, 2005 and 2004, $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

OFFERING, ACQUISITION AND ORGANIZATIONAL COSTS

    During the years ended December 31, 2005 and 2004, one of our affiliates paid or advanced funds to pay $1,953 and $698, respectively, for various costs associated with operating the Company. During the year ended December 31, 2005 we accrued an acquisition fee payable to an affiliate of $150 for the purchase of the Plano community. As of December 31, 2005 and 2004, the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $2,926 and $823, respectively.

ADVISORS FEES

    We have executed an advisory services agreement with the Advisor to pay the following fees:

        ORGANIZATION AND OFFERING EXPENSES. We will reimburse the Advisor for all organization and offering expenses advanced by the Advisor up to a maximum of 2.25% of Gross Offering Proceeds. Amounts that the Advisor has incurred to date are included in the offering, acquisition, and organization costs section above.

        ASSET MANAGEMENT FEE. We will pay the Advisor as compensation for advisory services rendered to us a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value as defined in the agreement as of the end of the preceding month. During the year ended December 31, 2005, the Advisor earned asset management fees of $1,368. As of December 31, 2005, the entire amount earned remains payable and is included in due to related party on the consolidated balance sheets. Our affiliate has been entitled to this fee since inception, but has waived its right to all asset management fees from the time of inception though December 31, 2004.

        ACQUISITION FEES AND EXPENSES. We will pay the Advisor, as compensation payable for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of Properties, acquisition fees in an amount equal to up to 2.7% of Gross Offering Proceeds and acquisition expenses in an amount equal to up to 0.5% of Gross Offering Proceeds. Amounts that the Advisor has incurred to date are included in the offering, acquisition, and organization costs section above.

        SUBORDINATED DISPOSITION FEE. If the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of our Independent Directors) in connection with the sale of one or more Properties, we will pay the Advisor or an affiliate a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, or (ii) 3.0% of the sales price of such property or properties. The Subordinated Disposition Fee will be paid only if stockholders have received total dividends in an amount equal to 100% of the aggregate invested

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED) capital plus a 6.0% annual cumulative non-compounded return on their net invested capital. No such fees have been paid or are payable from inception through December 31, 2005.

        SUBORDINATED SHARE OF NET SALE PROCEEDS. A subordinated share of net sales proceeds will be payable to the Advisor in an amount equal to 15.0% of net sales proceeds remaining after the stockholders have received distributions equal to the sum of the Stockholders' 6.0% Return and 100% of invested capital. No such fees have been paid or are payable from inception through December 31, 2005.

        SUBORDINATED INCENTIVE LISTING FEE. Upon listing on a national securities exchange registered under Section 6 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or a national market system registered under Section 11QA of the Exchange Act ("Listing") the Advisor will be entitled to a subordinated incentive listing fee in an amount equal to 10.0% of the amount by which (i) the market value of our outstanding stock, measured by taking the average closing price or average of bid and asked price, as the cause may be, over a period of 30 consecutive days during which the stock is traded, with such period beginning 180 days after Listing ("Market Value"), plus the total of all distributions required to be paid to stockholders from our inception until the date of Listing, exceeds
    (ii) the sum of (A) 100% of the invested capital and (B) the total distributions required to be paid to the stockholders in order to pay the Stockholders' 6.0% Return from inception through the date of Listing.

DEALER MANAGER FEES

    Our securities are being sold through an affiliate of the Advisor which is a registered Broker dealer (Dealer Manager). If the minimum offering is sold, the Dealer-Manager will receive a selling commission of 7% of the public offering price of the shares sold. The Dealer-Manager will also receive a fee of 2% of the public offering price of the shares sold as compensation for acting as the Dealer-Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions.

FEES TO OUR JOINT VENTURE PARTNERS

    Our joint venture partners are entitled to various fees as follows:

    PROPERTY MANAGEMENT FEES

        During the years ended December 31, 2005 and 2004 and for the period
    May 15, 2003 (inception) through December 31, 2003, property management fees of $818, $744 and $515, respectively, were paid to our joint venture affiliates in connection with management of the Seattle, Portland, Jacksonville and Plano communities. The fee in connection with management of each of the Seattle and Jacksonville portfolios is 3.5% of gross revenue from inception through December 31, 2005. A portion of the fee in connection with management of the Portland portfolio was 3.5% from inception through February 2005, and was renegotiated to 3.0% for the Boulder Creek and Bridge Creek communities in March 2005. The other portion of the fee in connection with the Portland portfolio is .5% and is payable only after we have received the preferred return

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED) on our unreturned capital contribution as described in the Prospectus, with the unpaid amount accruing. The fee in connection with management of the Plano community is 3.5% of gross revenue from September 15, 2005 (acquisition) through December 31, 2005. The property management fees are included in portfolio and management fees on the consolidated statements of operations. As of December 31, 2005 and 2004 the accrued and unpaid property management fees due to our joint venture affiliates are $79 and $21, respectively and are included in due to related party on the consolidated balance sheets.

    INCENTIVE MANAGEMENT FEES

        During the years ended December 31, 2005 and 2004 and for the period May 15, 2003 (inception) through December 31, 2003, excess operating cash flow distributions of $263, $32 and $84, respectively, were paid to our joint venture member of the Seattle communities. These amounts are included in portfolio and management fees on the consolidated statements of operations. As of December 31, 2005 and 2004 the accrued and unpaid excess operating cash flow distributions due to our joint venture affiliate were $40 and $0, respectively, and are included in due to related party on the consolidated balance sheets.

        During the years ended December 31, 2005 and 2004 and for the period
    May 15, 2003 (inception) through December 31, 2003, a rate lock fee payment of $24, $24 and $14, respectively, was paid to our joint venture member of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder.

    CONSTRUCTION MANAGEMENT FEE

        During the year ended December 31, 2005, $108 of construction management fees were paid to an affiliate of the property manager of the Portland communities in connection with capital improvements of the communities. The fees are included in building and improvements on the consolidated balance sheets.

        During the year ended December 31, 2004, $766 of construction management fees were paid to an affiliate of the property manager of our Jacksonville portfolio in connection with the rehabilitation of the project. The fees are included in building and improvements on the consolidated balance sheets.

NET SALE PROCEEDS TO JOINT VENTURE PARTNERS

    Upon disposition, and only after we have received certain priority returns, the joint venture partners may be entitled to advisory service fees and portions of the net sale proceeds as detailed below.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED)
        JACKSONVILLE COMMUNITIES--The joint venture partner will receive 6.25% of net sale proceeds. Affiliates of the joint venture partner will also receive an advisory services fee equal to 20% of our 93.75% of remaining sale proceeds.

        SEATTLE AND PORTLAND COMMUNITIES--Affiliates of the joint venture partners will receive 25% of any net sale proceeds.

        PLANO COMMUNITY--The joint venture partner will receive 40% of any net sale proceeds.

NOTE H--STOCKHOLDERS' EQUITY

COMMON STOCK

    At December 31, 2005, we have 20,000 shares of common stock outstanding valued at $200. Net proceeds of $200 from the offering were used to fund investments and commence operations.

STOCK OPTION PLAN

    We have established a stock option plan ("Stock Option Plan") for our non-employee directors. The Stock Option Plan authorizes the grant of stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code, or Non-Qualified Stock Options. The exercise price of stock options may not be less than the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the Stock Option Plan may not exceed 200,000. At December 31, 2005, 20,000 options to purchase shares of our common stock were outstanding under the Stock Option Plan of which 4,000 options were exercisable.

    During 2005, options to purchase 15,000 shares of common stock were granted to our directors. Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of directorship, expire ten years from the date of the grant, are not transferable other than at death, and vest ratably over a four year period commencing from the date of grant.

    The estimated fair value of the common stock options, which was estimated by reference to Black-Scholes-Merton formula, was immaterial at December 31, 2005. Therefore the fair value of options has not been recorded at December 31, 2005. Since the Stock Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management's estimate.

NOTE I--FAIR VALUE OF FINANCIAL INSTRUMENTS

    In determining fair value of its financial instruments, we use available market information and appropriate valuation methodologies, such as discounted cash flow analysis. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

    Cash, restricted cash and accounts receivable--tenants are financial assets with carrying values that approximate fair value. Line of credit--affiliate, interest payable on line of credit--affiliate, notes

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE I--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) payable, accounts payable and accrued expenses and due to related party are financial liabilities with carrying values that approximate fair value.

NOTE J--SUBSEQUENT EVENTS

    On January 12, 2006 a fire occurred at one of the Portland communities (Bridge Creek Apartments) that damaged twelve units. A joint investigation into the cause of the fire was conducted by the fire department and a cause and origin expert hired by the insurance company. They concluded that the cause was a weakened wire in the wall between two of the apartment units. Additionally, it was determined that negligence was not the cause of the weakened wire. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The preliminary estimate to repair the damages ranges between $400 and $600, but contractors have begun exploratory demolition to better assess extent of damage and total cost of the repairs. The insurance deductible is $10, and it is anticipated to be incurred in the second quarter of 2006. It is also anticipated that rent loss insurance will cover lost rents and incurred expenses.

    In January 2006, we issued 173 shares of 12% Series A Cumulative Non-Voting Preferred Stock. The shares were issued in a private placement for the purpose of having at least 100 shareholders to satisfy one of the qualifications we must meet in order to qualify as a REIT. The outstanding preferred shares are subject to redemption, in whole or in part, at any time following January 30, 2007 at a price of $500 per share plus all accrued and unpaid dividends.

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Due to an oversight, asset management fee--related party expense was understated by $374 in the first quarter of 2005. The financial data for the quarter ended March 31, 2005 has been adjusted to correct this oversight. The result of the adjustment was to increase operating expenses and net loss by

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                               DECEMBER 31, 2005

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
$374. There was no effect on the three and six months ended June 30, 2005 and the three and nine months ended September 30, 2005.

                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                            ENDED      ENDED      ENDED      ENDED
                                                           12/31/05   09/30/05   06/30/05   03/31/05
                                                           --------   --------   --------   --------
Rental revenue...........................................  $ 6,500    $ 6,039    $ 5,819    $ 5,703
                                                           -------    -------    -------    -------
Net loss.................................................  $(1,957)   $(1,898)   $(1,692)   $(1,744)
                                                           =======    =======    =======    =======
Loss per share-basic and diluted.........................  $   (98)   $   (95)   $   (85)   $   (87)
                                                           =======    =======    =======    =======

                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                            ENDED      ENDED      ENDED      ENDED
                                                           12/31/04   09/30/04   06/30/04   03/31/04
                                                           --------   --------   --------   --------
Rental revenue...........................................  $ 5,599    $ 5,256    $ 5,021    $ 5,381
                                                           -------    -------    -------    -------
Net loss.................................................  $(2,006)   $(2,164)   $(1,634)   $(2,034)
                                                           =======    =======    =======    =======
Loss per share-basic and diluted.........................  $  (101)   $  (108)   $   (82)   $  (101)
                                                           =======    =======    =======    =======

                              REZNICK GROUP, P.C.
          7700 OLD GEORGETOWN ROAD, SUITE 400, BETHESDA, MD 20814-6224
                      PHONE 301.652.9100, FAX 301.652.1848
                              WWW.REZNICKGROUP.COM

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
of BCMR Seattle, Inc.

    We have audited the accompanying consolidated balance sheet of BCMR
Seattle, Inc. (a Maryland corporation) and subsidiaries as of May 15, 2003 (cessation) and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the period from January 1, 2003 through May 15, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As discussed in note B to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BCMR Seattle, Inc. as of May 15, 2003 (cessation) and the consolidated results of its operations and its cash flows for the period from January 1, 2003 through May 15, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 9, 2004, except for note B
  as to which date is March 29, 2006

                               BCMR SEATTLE, INC.

                           CONSOLIDATED BALANCE SHEET

                                  MAY 15, 2003

                           ASSETS
REAL ESTATE
  Land......................................................  $       --
  Buildings and improvements................................          --
  Personal property.........................................          --
                                                              ----------
                                                                      --
  Less accumulated depreciation.............................          --
                                                              ----------
                                                                      --
                                                              ----------

OTHER ASSETS
  Cash......................................................          --
  Accounts receivable--tenants..............................          --
  Deferred tax asset........................................          --
  Tenants' security deposits................................          --
  Reserve account...........................................          --
  Real estate tax and insurance escrows.....................          --
  Financing costs, net of accumulated amortization of $0....          --
  Capital improvements escrow...............................          --
  Other assets..............................................          --
                                                              ----------
                                                              $       --
                                                              ==========

            LIABILITIES AND SHAREHOLDER'S EQUITY
Notes payable...............................................  $       --
Accounts payable and accrued expenses.......................          --
Unearned rental revenue.....................................          --
Tenants' security deposits..................................          --
                                                              ----------
                                                                      --
                                                              ----------

SHAREHOLDER'S EQUITY
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding..................................           1
  Additional paid-in capital................................          --
  Accumulated deficit.......................................          (1)
                                                                      --
                                                              ----------
                                                              $       --
                                                              ==========

                 See notes to consolidated financial statements

                               BCMR SEATTLE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

      FOR THE PERIOD FROM JANUARY 1, 2003 THROUGH MAY 15, 2003 (CESSATION)

                                                                (RESTATED)
                                                              --------------
TOTAL REVENUE...............................................    $2,772,105
                                                                ----------

OPERATING COSTS
  Property operating costs..................................       888,129
  General and administrative................................       101,312
  Depreciation and amortization.............................       497,664
  Other expenses............................................       119,557
                                                                ----------
                                                                 1,606,662
                                                                ----------
OPERATING INCOME (LOSS).....................................     1,165,443
  Interest expense..........................................    (1,027,897)
                                                                ----------
INCOME (LOSS) BEFORE INCOME TAXES...........................       137,546
  Benefit from (provision for) income taxes.................       (53,268)
                                                                ----------
NET INCOME (LOSS)...........................................    $   84,278
                                                                ==========

                 See notes to consolidated financial statements

                               BCMR SEATTLE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

      FOR THE PERIOD FROM JANUARY 1, 2003 THROUGH MAY 15, 2003 (CESSATION)

                                               COMMON STOCK        ADDITIONAL
                                           ---------------------     PAID-IN     ACCUMULATED
                                            SHARES      AMOUNT       CAPITAL       DEFICIT        TOTAL
                                           ---------------------   -----------   -----------   -----------
Balance as of December 31, 2002..........    100      $       1    $ 9,325,983     $(84,279)   $ 9,241,705
Net income...............................     --             --             --       84,278         84,278
                                             ---      ----------   -----------     --------    -----------
Return of capital........................     --             --     (9,325,983)          --     (9,325,983)
                                             ---      ----------   -----------     --------    -----------
Balance as of May 15, 2003
  (cessation)............................    100      $       1    $        --     $     (1)   $        --
                                             ===      ==========   ===========     ========    ===========

                 See notes to consolidated financial statements

                               BCMR SEATTLE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

      FOR THE PERIOD FROM JANUARY 1, 2003 THROUGH MAY 15, 2003 (CESSATION)

                                                               (RESTATED)
                                                              ------------
Cash flows from operating activities........................
  Net income (loss).........................................  $     84,278
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
    Depreciation and amortization...........................       497,664
    Gain on sale of net real estate assets..................      (157,354)
    Deferred taxes..........................................        53,268
    (Increase) decrease in accounts receivable--tenants.....            35
    (Increase) decrease in prepaid expenses.................      (164,949)
    (Increase) decrease in tenants' security
      deposits--asset.......................................        15,805
    (Increase) decrease in reserve account..................            --
    (Increase) decrease in real estate taxes and insurance
      escrows...............................................        (9,328)
    (Increase) decrease in other assets.....................      (483,835)
    Increase (decrease) in accounts payable and accrued
      expenses..............................................       272,262
    Increase (decrease) in unearned rental revenue..........        (7,144)
    Increase (decrease) in tenants' security
      deposits--liability...................................       (13,846)
                                                              ------------
        Net cash provided by (used in) operating
          activities........................................        86,856
                                                              ------------
Cash flows from investing activities
  (Increase) decrease in capital improvements escrow........      (112,281)
  Proceeds from sale of net real estate assets..............     9,325,983
  Real estate acquisition costs.............................            --
                                                              ------------
        Net cash provided by (used in) investing
          activities........................................     9,213,702
                                                              ------------
  Cash flows from financing activities
  Paid in capital...........................................            --
  Distributions.............................................    (9,325,983)
  Financing fees paid.......................................            --
                                                              ------------
        Net cash provided by (used in) financing
          activities........................................    (9,325,983)
                                                              ------------
        NET INCREASE (DECREASE) IN CASH.....................       (25,425)
Cash, beginning.............................................        25,425
Cash, end...................................................  $         --
                                                              ------------
  Interest paid.............................................  $    913,735
                                                              ------------
Non-cash investing and financing activities
  Acquisition of real estate through debt assumption........  $         --
                                                              ------------
  Funding of capital improvements escrow through debt
    assumption..............................................  $         --
                                                              ------------
  Sale of net assets
  Real estate and other assets sold.........................  $ 55,295,983
  Debts assumed.............................................   (45,970,000)
                                                              ------------
                                                              $  9,325,983
                                                              ============

                 See notes to consolidated financial statements

                               BCMR SEATTLE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 15, 2003

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    BCMR Seattle, Inc. (the Company), a Maryland corporation, was formed on November 1, 2002. The Company is a real estate company engaged in the acquisition, ownership, management, and operation of market rate multifamily properties throughout the United States. The Company was capitalized by issuing 100 shares of $.01 par value common stock with a price of $93,259.84 which resulted in initial proceeds of $9,235,984.

    On December 16, 2002, the Company acquired four properties (the "Communities") in Washington, consisting of 802 units.

                                                                                 OCCUPANCY
                                                                    NUMBER         AS OF
PROPERTY NAME                                      CITY, STATE     OF UNITS   APRIL 30, 2003
-------------                                     --------------   --------   ---------------
Alderwood Park Apartments.......................  Lynwood, WA       188          86%
Ridgegate Apartments............................  Kent, WA          153          96%
Ridgetop Apartments.............................  Silverdale, WA    221          95%
Wellington Apartments...........................  Silverdale, WA    240          95%

    The following is a history of the purchase and ownership of the Seattle Portfolio.

(1) On July 11, 2002, Goodman Financial Services, Inc., an affiliate of GFS Equity Management LLC, (GFS) negotiated and entered into a purchase agreement for the Seattle communities from an unaffiliated Seller.

(2) In December, 2002, affiliates of Boston Capital Real Advisors, LLC, the Company's Advisor, agreed to acquire the Seattle communities from GFS for possible investment by a group of private investors. GFS agreed to assign its entire interest in the Seattle community purchase contracts to affiliates of Boston Capital Real Advisors, LLC in return for the payment of the $51,366,000 purchase price plus a subordinated economic interest in the communities and the initial management contract for the communities.

(3) BC-GFS LLC was formed as the entity that the purchase contracts were to be assigned. The owners of BC-GFS, LLC were BCMR Special, Inc. and BCMR Seattle, a Limited Partnership, both controlled by the Company's affiliates. BCMR Seattle, a Limited Partnership, also had as its partners entities controlled by the Company's affiliates.

(4) On December 12, 2002, BCMR Seattle, Inc. contributed $9,325,984 to BCMR Seattle, a Limited Partnership, to purchase the Seattle Portfolio. On December 16, 2002, all four of the Seattle communities were purchased through four wholly-owned subsidiaries of BC-GFS LLC.

    The general partner of BCMR Seattle, A Limited partnership, is BCMR, Inc., which is an affiliate of the Company's Advisor. BCMR Special, Inc., which is an affiliate of the Company's Advisor, acts as investor manager of BC-GFS LLC for the purpose of exercising certain consent rights. Neither BCMR, Inc. or BCMR Special, Inc. can exercise any voting rights contrary to the Company's direction or interests. Neither BCMR, Inc. or BCMR Special, Inc. will receive any compensation from operations as a result of their roles as owners of BCMR Seattle, A Limited Partnership or BC-GFS, LLC. This structure exists only for the Seattle communities and will not be used in any other acquisitions. The Company can remove BCMR, Inc. and BCMR Special, Inc. at any time without cause. The manager of BC-GFS LLC is GFS Equity Management LLC, a third party which is not affiliated with the Company or its Advisor.

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GFS Equity Management, LLC is entitled to participate in the cash distributions of the Seattle communities after the Company has received a priority share of the cash flow. Before GFS Equity Management LLC receives any portion of the cash flow, the Company will receive:

        (i) $50 annually per apartment unit and then

        (ii) a 12% preferred return on its unreturned capital contributions.

    To the extent the Company receives this priority share of the cash flow, it will be used to pay ordinary expenses, including operational-stage fees and reimbursement to its Advisor and affiliates. After payment of such expenses, the priority cash flow would be available for distribution to stockholders. There is no guarantee that there will be sufficient priority cash flow to make any distributions to stockholders.

    The Company will then share 50/50 with GFS Equity Management LLC in all remaining income from operations of the Seattle communities. Proceeds form the sale of any of the Seattle communities will first be distributed to pay any unpaid preferred return. Remaining sale proceeds will be distributed until the Company has received a return of its capital contributions (taking into account prior distributions) plus a 16% annum rate of return. The Company will then receive 75% and GFS Equity Management LLC will receive 25% of any remaining sale proceeds. There is no guarantee that any preferred return will be sufficient for the Company to make any distribution to stockholders. The Company believes that this arrangement is an appropriate incentive to encourage performance by GFS Equity Management LLC. The Company can remove GFS Equity Management LLC without cause at any time.

    On May 15, 2003 BCMR Seattle, Inc. ceased operations and Boston Capital Real Estate Investment Trust, Inc., a related party, acquired all assets, liabilities, contracts, leases, rights, and titles previously held by the Company.

    A summary of significant accounting policies follows.

BASIS OF ACCOUNTING

    The financial statements have been prepared using the accrual method of accounting. As such, revenue is recorded when earned and expenses are recognized when incurred.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires that acquisitions be accounted for by the purchase method as well as other requirements. The Company accounts for real estate acquisitions in accordance with SFAS No. 141. All in-place property-tenant leases are one year or less and are considered operating leases. Lease rental rates approximate market rents; therefore, the purchase price is allocated to land and improvements and no contract-based intangible assets, liabilities, or commitments are recognized.

PRINCIPLES OF CONSOLIDATION

    The Company controls, through ownership and by agreement, BCMR Seattle, a Limited Partnership, which controls BC-GFS, LLC (an operating limited liability company) whose wholly-owned

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) subsidiaries own legal fee simple title to the communities, all of which are consolidated within the Company for financial reporting purposes. All intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

    Tenant receivables are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management's estimate of the allowance will change.

REVENUE RECOGNITION

    Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

REAL ESTATE

    Real Estate is carried at cost. Depreciation is computed under the straight-line method using service lives of 7 years for personal property and 40 years for buildings and improvements.

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

    The Company has not recognized an impairment loss in the period from January 1, 2003 through May 15, 2003 (cessation) on any of its communities.

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
AMORTIZATION

    Financing costs are amortized over the term of the respective mortgage loans using the effective interest method.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ORGANIZATION COSTS

    Organization costs are expensed in the period incurred.

RECENT ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

    In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued a revised Interpretation (FIN 46R), which replaces the original FIN 46. FIN 46R clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN
No. 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of expected losses from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN
No. 46R apply immediately to variable interest entities created after December 31, 2003 and apply to older entitles in the first annual period beginning after December 15, 2004. The Company controls the underlying real estate entitles and already presents its financial statements on a consolidated basis; therefore, adoption of FIN No. 46R is not expected to have a material effect on the consolidated financial position or consolidated results of operations.

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE A--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other items, rescinds the automatic classification of costs incurred on debt extinguishment as extraordinary charges. Instead, gains and losses from debt extinguishment should only be classified as extraordinary if they meet the unusual and infrequently occurring criteria outlined in APB No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted the standard effective January 1, 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting, for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states that the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

    The FASB has issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not currently have stock-based employee compensation.

    FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others--an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognized, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issued the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of he guarantor's fiscal year end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE B--RESTATEMENT

    In 2005, we concluded that interest expense related to certain mortgages on our properties for the month of May should have been accrued in our consolidated financial statements. Accordingly the statement of operations has been restated to give effect of this correction. As a result of the adjustment, interest expense and gain on sale of an asset, which is included in total revenue, have increased by $114,162. There was no effect on net income.

    The following table sets forth the previously reported and restated amounts within our consolidated statement of operations for the period January 1, 2003 through May 15, 2003 (cessation).

                                                             AMOUNT AS
                                                             ORIGINALLY   AMOUNT AS
                                                              REPORTED     RESTATED     CHANGE
                                                             ----------   ----------   --------
STATEMENT OF OPERATIONS
Total Revenue..............................................  $2,657,943   $2,772,105   $114,162
Interest Expense...........................................  $  913,735   $1,027,897   $114,162

NOTE C--NOTES PAYABLE

                                                                  AS OF
                                                              MAY 15, 2003
                                                              -------------
Note payable to Berkshire Mortgage Finance Limited
Partnership. The note bears interest at 4.67% and matures on
January 1, 2008. Monthly interest only payments of $147,300
are required beginning February 1, 2003. The note is secured by a first mortgage on the Communities and an interest in BC
GFS, LLC....................................................   $       --

Note payable to Berkshire/WAFRA Mezzanine Debt Investors
Foreign Fund. The note bears interest at 12% and matures on
December 31, 2007. Monthly principal and interest payments
of $86,084 are required beginning February 1, 2003 with a
balloon payment due at maturity. Amortization is calculated
based on a 25-year term. Upon maturity, the Company can
either make a balloon payment for an unpaid principal or
convert the note to a fixed or floating interest rate term
loan. The note is secured by a second mortgage on the
Communities and interest in the BC GFS, LLC.................   $       --
                                                               ----------

                                                               $       --
                                                               ==========

    As of May 15, 2003, the Company had no notes payable.

NOTE D--RELATED PARTY TRANSACTIONS

    During the period from January 1, 2003 through May 15, 2003, property management fees of $82,918 were paid to an affiliate of BC GFS, LLC.

    On May 15, 2003, Boston Capital Real Estate Investment Trust, Inc. acquired all assets, liabilities, contracts, leases, rights, and titles previously held by BCMR Seattle, Inc., which ceased operations. Boston Capital Real Estate Investment Trust, Inc. executed a note payable of $9,325,983 payable to BCP Funding LLC, a related party, in order to complete this transaction. BCMR Seattle, Inc. recognized a gain of $157,354 upon the sale and returned all capital to its shareholder. The gain is included in total revenue on the consolidated statements of operations.

                               BCMR SEATTLE, INC.

                                  MAY 15, 2003

NOTE E--INCOME TAXES

    The components of income tax expense for the period January 1, 2003 through May 15, 2003 (cessation) are as follows:

                                                                2003
                                                              --------
Current.....................................................  $    --

Deferred....................................................  $53,268
                                                              -------

                                                              $53,268
                                                              =======

    A deferred tax asset of $53,268 was established at December 31, 2002 based on the net operating loss available to be carried forward, at a federal tax rate of 34% and a state tax rate of 7%. The deferred tax asset was fully used in 2003.

               BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                          COLUMN A                              COLUMN B              COLUMN C               COLUMN D
------------------------------------------------------------  -------------   ------------------------   ----------------
                                                                                                         COST CAPITALIZED
                                                                                                          SUBSEQUENT TO
                                                                              INITIAL COST TO COMPANY      ACQUISITION
                                                                              ------------------------   ----------------
                                                                                           BUILDINGS
                                                                                              AND
                        DESCRIPTION                           ENCUMBRANCES      LAND     IMPROVEMENTS      IMPROVEMENTS
------------------------------------------------------------  -------------   --------   -------------   ----------------
Seattle portfolio
  Alderwood Park Apartments.................................    $ 11,157      $ 3,358      $  9,504           $   36
  Ridgegate Apartments......................................       8,984        2,213         8,231               46
  Ridgetop Apartments.......................................      11,736        1,523        12,199               59
  Wellington Apartments.....................................      13,960        1,720        14,546               95
                                                                --------      -------      --------           ------
                                                                  45,837        8,814        44,480              236
                                                                --------      -------      --------           ------
Portland portfolio
  Boulder Creek Apartments..................................      11,375        2,559        14,492              127
  Bridge Creek Apartments...................................      12,958        2,970        15,510              537
  Settler's Point Apartments................................      15,000        3,997        17,954              290
                                                                --------      -------      --------           ------
                                                                  39,333        9,526        47,956              954
                                                                --------      -------      --------           ------
Jacksonville portfolio
  Bay Pointe Apartments.....................................       9,800        3,000         8,353            2,827
  Savannah Oaks Apartments..................................       6,474        1,550         6,541            1,188
  Spicewood Springs Apartments..............................      19,100        6,144        21,188            1,168
                                                                --------      -------      --------           ------
                                                                  35,374       10,694        36,082            5,183
                                                                --------      -------      --------           ------
Plano portfolio
  Broadstone @ Willowbend...................................      11,981        2,050        12,477              110
                                                                --------      -------      --------           ------
                                                                  11,981        2,050        12,477              110
                                                                --------      -------      --------           ------
                                                                $132,525      $31,084      $140,995           $6,483
                                                                ========      =======      ========           ======
NOTES TO SCHEDULE III:

Reconciliation of total cost:
  Balance at December 31, 2002..............................    $     --
    Additions during the period:
      Acquisitions..........................................     157,552
                                                                --------
  Balance at December 31, 2003..............................    $157,552
    Additions during the period:
      Improvements..........................................       5,010
                                                                --------
  Balance at December 31, 2004..............................    $162,562
    Additions during the period:
      Acquisitions..........................................      14,527
      Improvements..........................................       1,473
                                                                --------
Balance at December 31, 2005................................    $178,562
                                                                ========
Reconciliation of accumulated depreciation:
  Balance at December 31, 2002..............................    $     --
    Additions during the period:
      Depreciation expense..................................       2,377
                                                                --------
  Balance at December 31, 2003..............................    $  2,377
    Additions during the period:
      Depreciation expense..................................       3,572
                                                                --------
  Balance at December 31, 2004..............................    $  5,949
    Additions during the period:
      Depreciation expense..................................       4,110
                                                                --------
  Balance at December 31, 2005..............................    $ 10,059
                                                                ========

                          COLUMN A                                         COLUMN E                   COLUMN F       COLUMN G
------------------------------------------------------------  -----------------------------------   ------------   ------------

                                                                 GROSS AMOUNT AT WHICH CARRIED
                                                                      AT CLOSE OF PERIOD
                                                              -----------------------------------
                                                                           BUILDINGS
                                                                              AND                   ACCUMULATED      DATE OF
                        DESCRIPTION                             LAND     IMPROVEMENTS     TOTAL     DEPRECIATION   CONSTRUCTION
------------------------------------------------------------  --------   -------------   --------   ------------   ------------
Seattle portfolio
  Alderwood Park Apartments.................................  $ 3,358      $  9,540      $ 12,898     $   726          1982
  Ridgegate Apartments......................................    2,213         8,277        10,490         630          1990
  Ridgetop Apartments.......................................    1,523        12,258        13,781         932          1989
  Wellington Apartments.....................................    1,720        14,641        16,361       1,111          1988
                                                              -------      --------      --------     -------
                                                                8,814        44,716        53,530       3,399
                                                              -------      --------      --------     -------
Portland portfolio
  Boulder Creek Apartments..................................    2,559        14,619        17,178         950          1990
  Bridge Creek Apartments...................................    2,970        16,047        19,017       1,048          1987
  Settler's Point Apartments................................    3,997        18,244        22,241       1,191          1985
                                                              -------      --------      --------     -------
                                                                9,526        48,910        58,436       3,189
                                                              -------      --------      --------     -------
Jacksonville portfolio
  Bay Pointe Apartments.....................................    3,000        11,180        14,180       1,081          1974
  Savannah Oaks Apartments..................................    1,550         7,729         9,279         700          1971
  Spicewood Springs Apartments..............................    6,144        22,356        28,500       1,597          1985
                                                              -------      --------      --------     -------
                                                               10,694        41,265        51,959       3,378
                                                              -------      --------      --------     -------
Plano portfolio
  Broadstone @ Willowbend...................................    2,050        12,587        14,637          93          1984
                                                              -------      --------      --------     -------
                                                                2,050        12,587        14,637          93
                                                              -------      --------      --------     -------
                                                              $31,084      $147,478      $178,562     $10,059
                                                              =======      ========      ========     =======
NOTES TO SCHEDULE III:
Reconciliation of total cost:
  Balance at December 31, 2002..............................
    Additions during the period:
      Acquisitions..........................................
  Balance at December 31, 2003..............................
    Additions during the period:
      Improvements..........................................
  Balance at December 31, 2004..............................
    Additions during the period:
      Acquisitions..........................................
      Improvements..........................................
Balance at December 31, 2005................................
Reconciliation of accumulated depreciation:
  Balance at December 31, 2002..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2003..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2004..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2005..............................

                          COLUMN A                             COLUMN H       COLUMN I
------------------------------------------------------------  ----------   ---------------

                                                                            LIFE ON WHICH
                                                                           DEPRECIATION IN
                                                                            LATEST INCOME
                                                                 DATE       STATEMENT IS
                        DESCRIPTION                            ACQUIRED       COMPUTED
------------------------------------------------------------  ----------   ---------------
Seattle portfolio
  Alderwood Park Apartments.................................   05/15/03       5-40 yrs.
  Ridgegate Apartments......................................   05/15/03       5-40 yrs.
  Ridgetop Apartments.......................................   05/15/03       5-40 yrs.
  Wellington Apartments.....................................   05/15/03       5-40 yrs.
Portland portfolio
  Boulder Creek Apartments..................................   05/30/03       5-40 yrs.
  Bridge Creek Apartments...................................   05/30/03       5-40 yrs.
  Settler's Point Apartments................................   05/30/03       5-40 yrs.
Jacksonville portfolio
  Bay Pointe Apartments.....................................   05/22/03       5-40 yrs.
  Savannah Oaks Apartments..................................   05/22/03       5-40 yrs.
  Spicewood Springs Apartments..............................   05/28/03       5-40 yrs.
Plano portfolio
  Broadstone @ Willowbend...................................   09/15/05       5-40 yrs.
NOTES TO SCHEDULE III:
Reconciliation of total cost:
  Balance at December 31, 2002..............................
    Additions during the period:
      Acquisitions..........................................
  Balance at December 31, 2003..............................
    Additions during the period:
      Improvements..........................................
  Balance at December 31, 2004..............................
    Additions during the period:
      Acquisitions..........................................
      Improvements..........................................
Balance at December 31, 2005................................
Reconciliation of accumulated depreciation:
  Balance at December 31, 2002..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2003..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2004..............................
    Additions during the period:
      Depreciation expense..................................
  Balance at December 31, 2005..............................