Form 10-Q
period 2006-03-31
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2006-05-15
CIK 1260793

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

or

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

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes	X	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	__	Accelerated Filer	__	Non-Accelerated Filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	__	No	X

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

20,000 shares of common stock, par value $.001 per share, outstanding as of May 15, 2006

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

Item 1. Consolidated Financial Statements

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amounts)

	March 31, 2006 (Unaudited)	December 31, 2005

Assets
Real Estate
Land	$31,084	$31,084
Building and improvements	147,978	147,478
Furniture, fixtures and equipment	8,324	8,290

	187,386	186,852
Less accumulated depreciation	(14,674)	(13,140)

	172,712	173,712

Cash and cash equivalents	2,899	1,629
Accounts receivable-tenants, net of allowance for doubtful accounts of $0 for 2006 and 2005	144	156
Restricted cash	3,583	2,889
Deferred financing costs, net of accumulated amortization of $1,177 and $1,053, respectively	1,216	1,240
Other assets, net of accumulated amortization of $168 and $90, respectively	4,280	4,027

	$184,834	$183,653

Liabilities
Line of credit-affiliate	$56,597	$56,597
Interest payable on line of credit	1,251	366
Mortgage notes payable	132,508	132,525
Other note payable	5,556	5,556
Accounts payable and accrued expenses	3,048	3,260
Due to related party	6,560	4,944
Other liabilities	1,745	846

	207,265	204,094

Commitments and contingencies

Minority interest	161	167

Stockholders' Deficit
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A redeemable cumulative non-voting shares, 173 ($87 liquidation preference) of the12% Series A shares issued and outstanding at March 31, 2006	87	-
Common stock, $.001 par value, 350,000,000 shares authorized, 20,000 shares issued, and outstanding at March 31, 2006	-	-
Additional paid-in capital	200	200
Accumulated deficit	(22,879)	(20,808)

	(22,592)	(20,608)

	$184,834	$183,653

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue
Rental revenue	$6,562	$5,703
Other revenue	13	-

	6,575	5,703

Expenses
Property operating costs	2,133	1,877
General and administrative	980	619
Depreciation and amortization	1,735	1,421
Portfolio & management fees-related party	348	308
Asset management fee-related party	365	374

	5,561	4,599

Operating income	1,014	1,104

Interest (income) expense
Interest expense on line of credit-affiliate	1,326	1,344
Interest expense-other	1,768	1,507
Interest income	(4)	(3)

	3,090	2,848

Loss before minority interest	(2,076)	(1,744)

Loss attributed to minority interest	(5)	-

Net loss	$(2,071)	$(1,744)

Loss per share-basic and diluted	$(104)	$(87)

Weighted average common shares outstanding-basic and diluted	20,000	20,000

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(2,071)	$(1,744)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	1,735	1,421
Loss allocated to minority interest	(5)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	12	12
(Increase) decrease in restricted cash	(428)	(346)
(Increase) decrease in other assets	121	42
Increase (decrease) in interest payable on line of credit - affiliate	885	372
Increase (decrease) in payable and accrued expenses	(212)	(394)
Increase (decrease) in due to related party	392	483
Increase (decrease) in other liabilities	899	328

Net cash provided by operating activities	1,328	174

Cash flows from investing activities
Investment in real estate	(535)	(567)
(Deposits) withdrawals from restricted cash	(266)	432

Net cash used in investing activities	(801)	(135)

Cash flows from financing activities
Payment of mortgage note payable	(17)	(16)
Financing costs paid	(100)	-
Due to related party	1,224	692
Payment of deferred offering costs	(450)	(240)
Proceeds from sale of preferred stock	87	-
Distribution to minority partner	(1)	-

Net cash provided by financing activities	743	436

Net increase in cash and cash equivalents	1,270	475

Cash and cash equivalents, beginning of period	1,629	1,057

Cash and cash equivalents, end of period	$2,899	$1,532

Supplemental cash flow information:
Interest paid (includes $440 and $973, respectively, of related party interest)	$2,170	$2,479

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE A - ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc., a Maryland corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of market rate multifamily properties. We expect to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 as amended, commencing with the taxable year ended December 31, 2005. We were initially capitalized by the sale of 20,000 shares of $.001 par value common stock to an affiliate. The offering price of $10.00 per share resulted in gross proceeds of $200.

Our day-to-day activities are managed by Boston Capital REIT Advisors, LLC, one of our affiliates and our advisor under the terms and conditions of an advisory agreement. We have no employees of our own. Our advisor is wholly-owned by Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Certain of our officers and directors are also officers of our advisor.

We have filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with a public offering of up to 100,000,000 shares of our common stock (excluding 5,000,000 shares reserved for issuance pursuant to our dividend reinvestment plan) on a best efforts basis at $10.00 per share to investors who meet certain suitability requirements. The offering will terminate no later than July 1, 2007 or the failure to sell at least 250,000 shares prior to the expiration of our affiliate line of credit on January 1, 2007, provided that we are unable to extend the line of credit. We have the right to terminate the offering at any time prior to these dates. All monies raised by the offering prior to selling the minimum amount of $2,500 will be placed in an escrow account and earn interest at savings account rates based on the balance held in the account. The current rate is 3.35%. The offering is being made on a best efforts basis; however, if the minimum number of shares is not sold by the termination date, the escrowed funds along with accrued interest will be returned to the investors.

As of March 31, 2006, we owned interests in 11 properties, which were 95% leased. The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months then ended in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed financial statements should be read in conjunction with our December 31, 2005 audited financial statements and notes included in our annual report on
Form 10-K.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES -CONTINUED

Principles of Consolidation

The consolidated financial statements include our interest in wholly-owned and majority-owned operating limited liability companies that own apartment communities. Minority interest relates to the interest in a property partnership we do not wholly own. All inter-company balances and transactions have been eliminated in consolidation.

Real Estate

Real estate is stated at cost. All of our real estate has been pledged as security for various notes payable as described more fully in Note C.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At March 31, 2006, we have not identified any above market or below market leases and consequently have not allocated any value to such assets.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. At March 31, 2006, we have allocated a value of $207 to in-place leases associated with the acquisition of the Plano community. This allocated value (net of amortization) is included in other assets on the consolidated balance sheets. The remaining weighted average amortization period for the in-place leases at March 31, 2006 is one month.

Depreciation

Buildings and furniture, fixtures and equipment are depreciated on the straight line method over 40 and 5 years, respectively, from the date of acquisition. Building improvements are depreciated on the straight line method over their estimated service lives, as determined by management, generally between 5 and 15 years.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES-CONTINUED

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

Accounts Receivable - Tenant

Tenant accounts receivable are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management's estimate of the allowance will change.

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain our line of credit, mortgages and other note payable. These costs are amortized over the term of the respective loans.

Deferred Offering Costs

The costs incurred in connection with our public offering of common stock are deferred and will be deducted from the gross offering proceeds of the offering. Deferred offering costs are $3,335 at March 31, 2006, and are included in other assets in the accompanying balance sheets.

Revenue Recognition

Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from on a straight-line basis. Tenant leases for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES-CONTINUED

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period.

Reclassifications

Certain amounts in the 2005 period have been reclassified to conform to the 2006 presentation.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - FINANCING

Mortgage Notes Payable

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.67% and mature on January 1, 2008. Monthly interest only payments of $147 are required beginning February 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to a new fixed or variable rate note with a final maturity of December 31, 2012, subject to certain covenants. The notes are secured by first mortgages and deeds of trust on the communities in the Seattle portfolio.	$37,850

Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt Investors Foreign Fund. The notes bear interest at 12% and mature on December 31, 2007. Monthly principal and interest payments of $86 are required beginning February 1, 2003 with a balloon payment due at maturity. Amortization is calculated based on a 25 year term. The loan can be extended for an additional one-year term provided that no event of default exists and we pay a 1% extension fee. The notes are secured by our equity interest in the communities in the Seattle portfolio.	7,970

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at rates from 4.26% to 4.32% and mature on June 1, 2010. Monthly interest only payments of $126 are required beginning July 1, 2003. A balloon payment is due at maturity. The notes are secured by mortgages and deeds of trust on the communities in the Jacksonville portfolio.	35,374

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.52% and mature on June 1, 2010. Monthly interest only payments of $148 are required beginning July 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to a new fixed or variable rate note with a final maturity of December 31, 2013, subject to certain covenants. The notes are secured by mortgages and deeds of trust on the communities in the Portland portfolio.	39,333

Mortgage notes payable to Deutsche Bank Berkshire Mortgage Inc. The note bears interest at 5.14% and matures November 1, 2014. Monthly interest only payments of $53 are required beginning December 1, 2005. A balloon payment is due at maturity. The note is secured by a mortgage and deed of trust on the Plano community.	11,981

$132,508

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - FINANCING (Continued)

Mortgage Notes Payable (Continued)

An affiliate of the operator of the Seattle portfolio has provided limited guarantees on payment of the $37,850 and $8,120 on the senior and mezzanine notes payable, respectively, related to the Seattle portfolio. The guarantees are limited to the following; failure to pay rents to which the lender is entitled in the event of default, failure to apply insurance or condemnation proceeds or security deposits from tenants as required by the lender, fraud or written misrepresentation, failure to first apply rents to pay reasonable operating expenses and then to debt service, acquisition of any property or operation of any business not permitted by the lender, a transfer that is an event of default, any and all indemnification obligations as defined by the lender or commencement of voluntary bankruptcy.

Affiliates of the operator of the Jacksonville portfolio have provided limited guarantees of payment on two of the notes totaling $16,274 related to the Jacksonville portfolio. The guarantees are limited to the following; failure to pay rents to which the lender is entitled in the event of a default, failure to apply insurance or condemnation proceeds as required by the lender, fraud or written material misrepresentation, acquisition of any property or operation of any business not permitted by the security instrument, failure to first apply rents to pay reasonable operating expenses and commencement of voluntary bankruptcy.

Line of Credit - Affiliate

We have a $60,000 line of credit with an affiliate. The line of credit bears "base" interest at 9.5% and "bonus" interest at 5.3% and matures on January 1, 2007. Base interest accrues in arrears and is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash is not available for debt service in the current quarter, base interest is accrued and added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest is accrued but will not be added to principal. Accrued bonus interest is payable quarterly solely from cash available for debt service after payment of the current quarter base and bonus interest. Any accrued bonus interest not paid on or before the maturity date is not due or payable. As of March 31, 2006, the accrued bonus interest was $8,572. We do not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in these financial statements. Our affiliate line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and our outstanding shares. As of March 31, 2006, $56,597 was outstanding on the line. We have agreed not to borrow further amounts on the line. During the periods ended March 31, 2006 and 2005 base interest of $1,326 and $1,344, respectively, was incurred and $1,251 remained payable at March 31, 2006.

Other Note Payable

We borrowed $5,556 from Wachovia Bank evidenced by a note payable. The note is secured by the joint venture interests of our subsidiaries and is guaranteed by an affiliate. The note is interest only and bears interest at Libor plus 300 basis points (7.77625% at March 31, 2006). Interest is payable monthly to the extent of cash flow from the Plano community, and any unpaid interest accrues. The note matures on July 3, 2006. We may extend the maturity date for an additional period through January 1, 2007 provided no default or event of default shall then be in existence under the loan agreement; we pay an extension fee equal to 42 basis points of the outstanding balance of the loan as of July 3, 2006; and we provide written notice to

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - FINANCING (Continued)

Wachovia Bank of our request for an extension of the maturity date no later than June 3, 2006. During the period ended March 31, 2006 base interest of $105 was incurred and $45 remained payable at March 31, 2006.

NOTE D - INCOME TAXES

We expect to elect to be taxed as a REIT under the Internal Revenue Code, as amended (the "Code"), commencing with the taxable year ended December 31, 2005. We have been organized and operated in a manner that we believe will allow us to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2005, and we intend to continue to be organized and operate in this manner. As a REIT, we will generally not be required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to stockholders.

Accordingly, we have not recorded any current or deferred taxes for the quarter ended March 31, 2006. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to gross income testing, asset diversification, distribution thresholds and diversity of stock ownership, among other requirements. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. As of the date hereof, we have not met one of the on-going requirements imposed by the Code relating to the diversity of stock ownership because more than fifty percent in value of the outstanding share of our capital stock is owned directly, indirectly, or through attribution by five or fewer individuals. See Item 1A of this quarterly report for more information regarding this requirement. If we make a REIT election effective January 1, 2005 and we do not satisfy this diversity of stock ownership requirement by June 30, 2006 (and for the remainder of 2006), we will not qualify as a REIT for 2006 and subsequent taxable years.

During the quarter ended March 31, 2006, we generated a net operating loss of approximately $1,669. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards and net operating loss carry forwards of approximately $14,682 and $7,154, respectively. The net operating losses from 2005 and 2006 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at March 31, 2006, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

We have acquired properties prior to the first day of the first taxable year for which we expect to qualify as a REIT (which is anticipated to be January 1, 2005, or the "REIT Commencement Date"). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of the Built-In Gain or the amount of gain recognized on the disposition of such asset. It may be possible to reduce the amount of such income subject to corporate level tax by certain loss carryforwards of ours. Built-in Gain for this purpose means the fair market value of the asset as of the REIT Commencement Date over our adjusted tax basis in the asset as of the REIT Commencement Date. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. In order to qualify as a REIT, we will be required to distribute an amount equal to at least 90% of our taxable income, including the non-capital gain portion of any Built-In Gain.

Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at March 31, 2006, and therefore we believe that we satisfy this requirement.

At March 31, 2006, our net tax basis of our real estate assets is less than the amount set forth in our consolidated balance sheets by approximately $6,231.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE E - RESERVES AND ESCROWS

As of March 31, 2006, the Company maintained the following reserve and escrow accounts:

Reserve/Escrow	Restriction/Purpose	Balance

Real estate taxes and insurance escrows	Payment of real estate taxes and property insurance	$940

Portfolio reserve	To fund operating deficits of the properties and to fund payment of the preferred return reserve in the event the preferred return reserve is depleted	575

Capital improvements escrow	To fund building improvements and renovations of the properties.	156

Completion escrow	To fund the rehabilitation and improvements of the Plano community as required by the mortgage lender	1,406

Investment escrow	To fund improvements of the Jacksonville portfolio and to fund payment of the preferred return	268

Working capital reserve	To fund working capital needs and pay operating expenses	238

Total		$3,583

NOTE F - RELATED PARTY TRANSACTIONS

Line of Credit - Affiliate

As of March 31, 2006, $56,597 was outstanding on our affiliate line of credit (see note C). During the periods ended March 31, 2006 and 2005, base interest of $1,326 and $1,344, respectively, was incurred and $1,251 remains payable at March 31, 2006.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS - CONTINUED

Portfolio Management Fees

During the period ended March 31, 2005, an affiliate earned portfolio management fees of $109 in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on .25% of total development costs, as defined. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed. As of March 31, 2006 $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

Offering, Acquisition and Organizational Costs

During the period ended March 31, 2006, one of our affiliates paid or advanced funds to pay $1,224, for various costs associated with our operations. As of March 31, 2006, the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $4,150.

Advisor Fees-Asset Management Fee

As compensation for advisory services rendered to us, our affiliated advisor will earn a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the periods ended March 31, 2006 and 2005, our advisor earned asset management fees of $365 and $374, respectively. As of March 31, 2006, asset management fees of $1,733 remain payable and are included in due to related party on the consolidated balance sheets.

Fees to Our Joint Venture Partners

Our joint venture partners are entitled to various fees as follows:

Property Management Fees

During the periods ended March 31, 2006 and 2005, property management fees of $218 and $198, respectively, were paid to our joint venture partner in connection with management of the Seattle, Portland, Jacksonville and Plano communities. The property management fees are included in portfolio and management fees on the consolidated statements of operations. As of March 31, 2006, the accrued and unpaid property management fees due to our joint venture affiliates are $94 and are included in due to related party on the consolidated balance sheets.

Incentive Management Fees

During the periods ended March 31, 2006 and 2005, excess operating cash flow distributions of $95 and $46, respectively, were paid to our joint venture partner of the Seattle communities. These amounts are included in portfolio and management fees on the consolidated statements of operations. As of March 31, 2006, the accrued and unpaid excess operating cash flow distributions due to our joint venture partner were $52 and are included in due to related party on the consolidated balance sheets.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS - CONTINUED

Incentive Management Fees

During the periods ended March 31, 2006 and 2005, rate lock fee payments of $8 and $6, respectively, were paid to our joint venture partner of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder.

NOTE G - STOCKHOLDERS' EQUITY

Common Stock

At March 31, 2006, we had 20,000 shares of common stock outstanding valued at $200, all of which are owned by an affiliate of the Company. Net proceeds of $200 from the sale of these shares were used to fund investments and commence operations.

Preferred Stock

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

NOTE H - GOING CONCERN CONSIDERATIONS

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. We believe that our current offering will yield sufficient proceeds to pay the affiliate line of credit. However, as with any offering conducted on a best-efforts basis, there is no guarantee that our offering will in fact result in the anticipated proceeds. Although the lender under the affiliate line of credit has previously granted extensions through January 1, 2007, and to management's knowledge, the lender has not indicated that an extension would not be granted, there is no guarantee that an additional extension will in fact be granted. If the amount of capital raised during our offering is not sufficient to pay the outstanding balance on the affiliate line of credit and we are unable to have the line extended or refinanced, we expect that we may lose or be required to sell some or all of the properties to repay the line of credit, and as a result we would not be able to continue as a going concern in the manner that our current offering suggests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

  Additional factors as discussed in Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2005.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We were formed on May 2, 2003 and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States. All but one of our apartment communities has been purchased with funds from our affiliate line of credit described below. Once we sell enough shares in the offering to repay the amount we have borrowed under our affiliate line of credit to acquire our interest in our ten initial communities, we will experience a relative increase in liquidity, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of apartment communities.

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

We expect to elect to be taxed as a REIT beginning with the tax year ended December 31, 2005. We believe that we are organized in conformity with the requirements for taxation as a REIT for federal income taxes, but cannot assure you that we will meet such requirements. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost. As of the date hereof, we have not met one of the on-going requirements imposed by the Code relating to the diversity of stock ownership because more than fifty percent in value of the outstanding share of our capital stock is owned directly, indirectly, or through attribution by five or fewer individuals. See Item 1A of this quarterly report for more information regarding this requirement. If we make a REIT election effective January 1, 2005 and we do not satisfy this diversity of stock ownership requirement by June 30, 2006 (and for the remainder of 2006), we will not qualify as a REIT for 2006 and subsequent four taxable years.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the communities, other than those referred to in our annual report on Form 10-K.

Liquidity and Capital Resources

It is anticipated that our primary source of funds will be the proceeds of the offering. Potential future sources of liquidity include (i) cash distributions from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; and (iv) undistributed funds.

We intend to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of the offering, provided we have raised sufficient funds to pay off our affiliate line of credit and the Wachovia loan. Properties acquired as of March 31, 2006 were purchased with financing obtained on our affiliate line of credit, mortgage notes payable and through a bank note.

During the period ended March 31, 2006, distributions of $1.7 million were received from our communities, all of which was used to pay interest, or will be used to pay accrued interest on our affiliate line of credit and other note payable. Although there can be no assurances, we believe we will raise sufficient proceeds from the offering to repay all or a portion of our affiliate line of credit, which matures on January 1, 2007. In addition, we believe that a combination of (i) our efforts to increase rental revenue and contain operating costs at our apartment communities, (ii) our ability to extend the maturity date of our Wachovia loan and (iii) our ability to defer certain discretionary capital improvements and payments to affiliates until January 2007 will be sufficient to meet our operating, debt service and other working capital needs for the next year.

Our cash and cash equivalents balance increased approximately $1.2 million from approximately $1.6 million at January 1, 2006 to $2.8 million at March 31, 2006. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  The results from the operation of the communities provided net cash flow from operating activities of $1.3 million.

  We expended $0.5 million on building and improvements and replacement of furniture, fixture and equipment at our communities.

  We funded $0.3 million into restricted cash to reserve for capital improvements at our existing communities.

  We increased due to related party by $1.2 million for costs that did not flow through operations and expended $0.5 million of the amount on deferred offering costs.

Related Party Transactions (dollars in thousands)

We have an agreement with our advisor Boston Capital REIT Advisors, LLC, by which the advisor originates and presents investment opportunities to our board of directors and provides administrative services to us. The advisor is wholly owned by Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing the affairs of the REIT, our advisor is compensated with a monthly asset management fee equal to 1/12th of .75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the three months ended March 31, 2006, our advisor earned asset management fees of $365, all of which has been accrued.

During the three months ended March 31, 2005, an affiliate earned portfolio management fees of $109 in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on 0.25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed. As of March 31, 2006 $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

We have a $60,000 line of credit with an affiliate, which matures on January 1, 2007. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. The line of credit also requires bonus interest payments provided there is cash available for debt service after payment of the base interest on a quarterly basis. Any unpaid bonus interest is accrued, and is only payable should sufficient cash available for debt service after payment of current quarter base interest and bonus interest be generated. As of March 31, 2006, the accrued bonus interest was $8,572. We do not believe that sufficient cash flow will exist to pay bonus interest; therefore no accrual for it has been made in these financial statements. Our line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and our outstanding shares. As of March 31, 2006, $56,597 was outstanding on the line. We have agreed with the affiliate that we will not borrow further amounts on the line. During the three months ended March 31, 2006 and 2005, base interest of $1,326 and $1,344, respectively, was incurred and $1,251 remained payable at March 31, 2006.

During the three months ended March 31, 2006, one of our affiliates paid or advanced funds to pay $1,224, for various costs associated with our operations. As of March 31, 2006 the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $4,150.

We have entered into property management agreements with joint venture partner in connection with management of the Seattle, Portland, Jacksonville and Plano communities. The property management agreements were for initial one-year terms and are automatically renewed unless terminated by either party after 30 days notice. Fees paid to the property manager range from 3.5% to 4.0% of gross income of the respective community. During the three months ended March 31, 2006 and 2005, property management fees of $218 and $198, respectively, were paid to these affiliates and are included in portfolio and management fees - related party on the consolidated statements of operations. In April 2006 we notified our joint venture partner of the Jacksonville communities that we were terminating their property management contract as of the end of May 2006. We have contracted with an unaffiliated management company which assumed property management responsibilities on May 1, 2006. We believe that the new management company's operations and objectives are better aligned with our business objectives.

During the three months ended March 31, 2006 and 2005, excess operating cash flow distributions of $95 and $45, respectively, were paid to the joint venture partner of the Seattle communities. These payments are shown as portfolio and management fees - related party on the consolidated statements of operations. Additional excess cash flow distributions of $52, which were accrued and remained payable as of March 31, 2006, are included in due to related party on the consolidated balance sheets.

During the three months ended March 31, 2006 and 2005, rate lock fee payments of $8 and $6, respectively, were paid to our joint venture partner of the Portland portfolio. The partner is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder.

Contractual Obligations (dollars in thousands)

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of March 31, 2006.

	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$63		$45,757	$74,707	$11,981	$132,508
Line of Credit	56,597	a	-	-	-	56,597
Note Payable	5,556	a	-	-	-	5,556
Due to Related Party	6,560	b	-	-	-	6,560

Total	$68,776		$45,757	$74,707	$11,981	$201,221

  It is anticipated that proceeds from the public offering will be used to repay our affiliate line of credit financing and note payable to Wachovia.

b. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our public offering is sufficient to pay the obligations.

Real Estate Assets (dollars in thousands)

As of March 31, 2006 and 2005 we owned interests in 11 and 10 properties, respectively. Ten of our interests owned as of March 31, 2006 and 2005 are in 3 portfolios and one interest owned as of March 31, 2006 is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 03/31/06	Occupancy Rate as of 03/31/05

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	96%	96%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	95%	94%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	99%	97%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	100%	96%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 03/31/06	Occupancy Rate as of 03/31/05

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	97%	90%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	94%	87%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	91%	92%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 03/31/06	Occupancy Rate as of 03/31/05

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	95%	97%
Oaks at Timuquana Apartments	Jacksonville, FL	228	May 22, 2003	99%	94%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	94%	96%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of 03/31/06	Occupancy Rate as of 03/31/05

Preston at Willow Bend Apartments	West Plano, TX	229	September 15, 2005	87%	N/A

On January 12, 2006 a fire occurred at one of the Portland communities (Bridge Creek Apartments) that damaged twelve units. An investigation into the cause of the fire was conducted by the fire department and a cause and origin expert hired by the insurance company. They concluded that the cause was a weakened wire in the wall between two of the apartment units. Additionally, it was determined that the weakened wire was not caused by negligence on anyone's part. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The preliminary estimate to repair the damages ranges between $400 and $600, and contractors have begun exploratory demolition to better assess the extent of damage and total cost of the repairs. Such costs are covered by insurance after payment of a $10 deductible. As of March 31, 2006 a payment of $404 had been made to the property for demolition cost reimbursements and preliminary repair estimates. The unused portion of the proceeds as of March 31, 2006 was $381 and is included in other liabilities on the consolidated balance sheet. Business interruption insurance will cover lost rents on the damaged units and expenses incurred to relocate tenants. As of March 31, 2006 business interruption insurance payments totaling $33 were received to reimburse lost rents through May 2006 of $25 and expenses to relocate tenants of $8. As of March 31, 2006 other income of $13 has been received for lost rent reimbursements through March 31, 2006 and deferred revenue of $12 has been received for lost rents for April and May 2006. The deferred revenue is included in other liabilities on the March 31, 2006 consolidated balance sheet.

Results of Operations

Comparison of Operations for the Three Months ended March 31, 2006 and 2005

The following summarizes changes in our operations for the periods ended March 31, 2006 and 2005. Net loss for the period ended March 31, 2006 increased from the same prior period by approximately $0.4 million, from $1.7 million to $2.1 million, or 25.5%. The comparative period results do not include operations of the Plano community-a 229 unit property which was acquired in September 2005.

Revenue

Revenues increased approximately $0.9 million, from $5.7 million to $6.6 million, or 15.8%, in the current period. Our Plano community operations contributed $0.4 million to the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $0.1 million in the current period due to increased rental rates and decreased vacancy loss. Rental income at the Portland communities increased approximately $0.2 million in the current period due to decreased vacancy loss and decreased concessions. Rental income at the Jacksonville communities increased approximately $0.1 million in the current period due to increased rental rates.

Property operating costs

Property operating costs increased approximately $0.2 million, from $1.9 million to $2.1 million, or 10.5%, in the current period. Our Plano community contributed the additional $0.2 million in operating costs in the current period.

General and administrative expenses

General and administrative expenses increased approximately $0.4 million, from $0.6 million to $1.0 million, or 66.7%, in the current period. The current period experienced an increase in accounting and legal expenses for costs associated with becoming a public company registered with the Securities and Exchange Commission. Additionally, our Plano community contributed $.05 million to the increase in general and administrative costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $0.3 million, from $1.4 million to $1.7 million, or 21.0%, in the current period. Our Plano community contributed $0.2 million to the increase. Capital improvements were made throughout 2005 and the first quarter 2006 at all of the communities. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees-related party

There was no material change in related party management fees in the current period from the prior period.

Asset management fee-related party

There was no material change in asset management fees in the current period from the prior period.

Interest Expense

Interest expense increased approximately $0.2 million, from $2.8 million to $3.2 million, or 7.1%, in the current year. Debt service for our Plano community contributed the additional interest expense in the current year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We classify tenant leases as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from on a straight-line basis. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Interest income is recorded on an accrual basis.

Allocation of Purchase Price, Asset Lives and Depreciation

We allocate the acquisition cost of each apartment community to various property components such as land, buildings and improvements, and furniture, fixtures and equipment and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management's estimates, or under some circumstances, studies commissioned from independent real estate appraisal firms. We allocate the value of real estate acquired among land, building and improvements, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements, and up to 5 years for furniture, fixtures and equipment. The value of intangible assets is amortized over the life of the respective lease, which is typically one year. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by generally accepted accounting principles.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We had one variable rate loan outstanding as of March 31, 2006 in the amount of $5.6 million, which is subject to market risk associated with interest rate changes. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. Our short term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate plus 300 basis points (7.77625% at March 31, 2006) to 9.5%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of March 31, 2006, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $.06 million per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

Previously reported in Item 3, Legal Proceedings in our annual report on From 10-K for the year ended December 31, 2005.

Item 1. A	Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A, Risk Factors, in our annual report on Form 10-K for the year ended December 31, 2005.

We are dependent on the dealer-manager. Boston Capital Securities, Inc., the dealer-manager of our offering, recently entered into an Acceptance, Waiver and Consent (AWC) with the NASD's Boston District office to resolve an NASD inquiry into Boston Capital Securities, Inc.'s offer and sale of securities in certain series of Boston Capital Tax Credit Fund V, L.P. ("Fund V"). The NASD staff found that Boston Capital Securities, Inc. violated: (i) NASD Conduct Rules 2710(b)(4)(B)(ii) and 2110 by marketing and selling an offering of a series of Fund V before receiving the necessary NASD approvals; (ii) NASD Conduct Rules 2810(b)(4)(B) and 2110 by exceeding the NASD's underwriting compensation guidelines with respect to another offering of a series of Fund V; (iii) NASD Conduct Rules 2710(c)(2)(C) and 2110 by making incorrect disclosures regarding its underwriting compensation in connection with the offering as described in subsection (ii); and (iv) NASD Conduct Rule 3010 for having inadequate supervisory systems and procedures to prevent the above-mentioned rule violations. Boston Capital Securities, Inc. neither admitted nor denied the NASD's charges, but consented to the entry of the NASD's findings, and was fined $1.2 million. Because we are dependent on Boston Capital Securities, Inc. in connection with this offering, any other NASD or other regulatory actions which could have a material adverse effect on Boston Capital Securities, Inc. could also have a material adverse effect on us. Our board of directors can replace Boston Capital Securities, Inc. as the dealer-manager at any time.

If more than fifty percent in value of our outstanding shares is owned directly, indirectly or through attribution by five or fewer individuals at any time after June 30, 2006, we will not qualify as a REIT for 2006 and subsequent taxable years. Under Sections 856(a)(6) and 856(h) of the Internal Revenue Code, no five or fewer individuals (as defined in Code Section 542(a)(2) and taking into account the look through rule of Section 856(h)(3) of the Internal Revenue Code) can own during the last half of any taxable year more than fifty percent in value of the outstanding shares of the capital stock of a REIT directly, indirectly, or through the application of the attribution rules of Section 544 of the Internal Revenue Code (as modified by Section 856(h)(1)(B) of the Internal Revenue Code), other than with respect to the first taxable year for which a REIT election is made ("Five/Fifty Requirement"). As of the date hereof, more than fifty percent in value of the outstanding shares of our capital stock is owned directly, indirectly, or through attribution by five or fewer individuals. If we make a REIT election effective January 1, 2005 and we do not satisfy the Five/Fifty Requirement by June 30, 2006 (and for the remainder of 2006), we will not qualify as a REIT for 2006 and subsequent four taxable years.

We have experienced net losses since our inception. We incurred net losses of approximately $7.3 million, $7.8 million and $5.6 million in the fiscal years ended December 31, 2005, December 31, 2004 and the period May 15, 2003 (inception) through December 31, 2003, respectively. For the quarter ended March 31, 2006, we incurred net losses of approximately $2.0 million. We expect that we will continue to experience net losses until we repay our affiliate line of credit. We cannot assure you that we will raise the funds necessary to repay our affiliate line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2005, our Registration Statement on Form S-11 (File No. 333-108426), covering a public offering (the "Offering") of up to 105,000,000 shares of common stock to be offered at a price of $10 per share (of which 5,000,000 shares are available pursuant to our dividend reinvestment plan) was declared effective under the Securities Act of 1933, as amended.

No shares will be sold until we receive and accept subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500,000. Until such time, subscription proceeds will be held in escrow and we may not confirm the sale of any shares nor apply subscription proceeds to the payment or reimbursement of the dealer-manager fee, selling commissions and other organization and offering expenses. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments.

Information with respect to unregistered sales of equity securities was previously filed in Item 3.02, Unregistered Sales of Equity Securities, on our current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2006.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Principal Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Principal Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: May 15, 2006	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer