Form 10-Q
period 2006-06-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2006-08-14
CIK 1260793

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

or

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

(617) 624-8900
(Registrant's telephone number, including area code)

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

1,002,012 shares of common stock, par value $.001 per share, outstanding as of August 14, 2006

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

Item 1. Consolidated Financial Statements.

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2006 (Unaudited)	December 31, 2005

Assets:
Real estate
Land	$31,084	$31,084
Building and improvements	148,360	147,478
Furniture, fixtures and equipment	8,432	8,290

	187,876	186,852
Less accumulated depreciation	(16,220)	(13,140)

	171,656	173,712

Cash and cash equivalents	5,130	1,629
Accounts receivable-tenants, net of allowance for doubtful accounts of $0 for 2006 and 2005	192	156
Restricted cash	3,379	2,889
Deferred financing costs, net of accumulated amortization of $1,301 and $1,053, respectively	1,115	1,240
Other assets, net of accumulated amortization of $207 and $90, respectively	5,921	4,027

	$187,393	$183,653

Liabilities:
Line of credit-affiliate	$56,597	$56,597
Interest payable on line of credit	414	366
Mortgage notes payable	132,496	132,525
Other note payable	5,556	5,556
Accounts payable and accrued expenses	3,392	3,260
Due to related party	7,699	4,944
Other liabilities	1,845	846

	207,999	204,094

Commitments and contingencies	-	-

Minority interest	155	167

Stockholders' equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A redeemable cumulative non-voting shares, 173 of the 12% Series A shares issued and outstanding at June 30, 2006 ($87 liquidation preference)	-	-
Additional paid-in capital	87	-
Common stock, $.001 par value, 350,000,000 shares authorized, 452,177 shares issued, and outstanding at June 30, 2006	-	-
Additional paid-in capital	4,017	200
Accumulated deficit	(24,865)	(20,808)

	(20,761)	(20,608)

	$187,393	$183,653

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue
Rental revenue	$6,735	$5,820	$13,297	$11,523
Other revenue	12	-	25	-

	6,747	5,820	13,322	11,523

Expenses
Property operating costs	2,205	1,868	4,338	3,745
General and administrative	942	618	1,922	1,237
Depreciation and amortization	1,709	1,434	3,444	2,856
Portfolio & management fees-related party	291	391	639	698
Asset management fee-related party	366	332	731	665

	5,513	4,643	11,074	9,201

Operating income	1,234	1,177	2,248	2,322

Interest (income) expense
Interest expense on line of credit-affiliate	1,452	1,359	2,778	2,703
Interest expense-other	1,779	1,511	3,547	3,018
Interest income	(6)	(1)	(10)	(5)

	3,225	2,869	6,315	5,716

Loss before minority interest	(1,991)	(1,692)	(4,067)	(3,394)

Loss attributed to minority interest	(5)	-	(10)	-

Net loss	$(1,986)	$(1,692)	$(4,057)	$(3,394)

Loss per share-basic and diluted	$(70)	$(85)	$(164)	$(170)

Weighted average common shares outstanding-basic and diluted	28,304	20,000	24,715	20,000

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities
Net loss	$(4,057)	$(3,394)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	3,444	2,856
Loss allocated to minority interest	(10)	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	(36)	9
Increase in restricted cash	(566)	(410)
(Increase) decrease in other assets	(425)	77
Increase in interest payable on line of credit - affiliate	48	160
Increase (decrease) in payable and accrued expenses	132	(571)
Increase in due to related party	800	883
Increase in other liabilities	999	403

Net cash provided by operating activities	329	13

Cash flows from investing activities
Investment in real estate	(1,024)	(903)
Withdrawals from restricted cash	76	515

Net cash used in investing activities	(948)	(388)

Cash flows from financing activities
Payment of mortgage note payable	(29)	(26)
Financing costs paid	(123)	-
Advances from related party	1,793	847
Payment of deferred offering costs	(498)	(322)
Payment of equity issuance costs	(343)	-
Proceeds from sale of preferred stock	87	-
Proceeds from sale of common stock	4,322	-
Escrow proceeds from the sale of common stock	(1,087)	-
Distribution to minority partner	(2)	-

Net cash provided by financing activities	4,120	499

Net increase in cash and cash equivalents	3,501	124

Cash and cash equivalents, beginning of period	1,629	1,057

Cash and cash equivalents, end of period	$5,130	$1,181

Supplemental cash flow information:
Interest paid (includes $2,730 and $2,544, respectively, of related party interest)	$6,152	$5,562

See accompanying notes.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Our day-to-day activities are managed by Boston Capital REIT Advisors, LLC, one of our affiliates and our advisor under the terms and conditions of an advisory agreement. Our advisor also identifies and makes acquisitions and investments on our behalf. We have no employees of our own. Our advisor is wholly-owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Certain of our officers and directors are also officers of our advisor.

We have filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with a public offering of up to 100,000,000 shares of our common stock (excluding 5,000,000 shares reserved for issuance pursuant to our dividend reinvestment plan) on a best efforts basis at $10.00 per share to investors who meet certain suitability requirements. The offering will terminate no later than July 1, 2007. We have the right to terminate the offering at any time prior to that date. Until the subscribing investors are admitted as stockholders, all subscription proceeds are placed in an escrow account and earn interest at savings account rates based on the balance held in the account. The current rate is 3.75%. On June 29, 2006 we met our minimum offering requirement of the sale of 250,000 shares, and had an initial closing. As of June 30, 2006, we had issued 452,177 shares.

As of June 30, 2006, we owned interests in 11 properties, which were 95% leased. The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three and six months then ended in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933, as amended, for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our December 31, 2005 audited financial statements and notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2005.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At June 30, 2006, we have not identified any above-market or below-market leases and consequently have not allocated any value to such assets.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. At December 31, 2005, we had allocated a value of $207 to in-place leases associated with the acquisition of the Plano community which was fully amortized at June 30, 2006.

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

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Assets

Other assets include deferred offering costs of $3,382 as of June 30, 2006, incurred in connection with our public offering of common stock. These costs are included in other assets in the accompanying balance sheets and are deferred and will be deducted from the gross offering proceeds of the offering. Costs in connection with our offering of $505 have been deducted from offering proceeds at June 30, 2006.

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

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES (Continued)

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period.

Reclassifications

Certain amounts in the 2005 period have been reclassified to conform to the 2006 presentation.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - FINANCING

Mortgage Notes Payable

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.67% and mature on January 1, 2008. Monthly interest only payments of $147 are required beginning February 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to a new fixed or variable rate note with a final maturity of December 31, 2012, subject to certain covenants. The notes are secured by first mortgages and deeds of trust on the communities in the Seattle portfolio.	$37,850

Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt Investors Foreign Fund. The notes bear interest at 12% and mature on December 31, 2007. Monthly principal and interest payments of $86 are required beginning February 1, 2003 with a balloon payment due at maturity. Amortization is calculated based on a 25 year term. The loan can be extended for an additional one-year term provided that no event of default exists and we pay a 1% extension fee. The notes are secured by our equity interest in the communities in the Seattle portfolio.	7,958

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at rates from 4.26% to 4.32% and mature on June 1, 2010. Monthly interest only payments of $126 are required beginning July 1, 2003. A balloon payment is due at maturity. The notes are secured by mortgages and deeds of trust on the communities in the Jacksonville portfolio.	35,374

Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.52% and mature on June 1, 2010. Monthly interest only payments of $148 are required beginning July 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to a new fixed or variable rate note with a final maturity of December 31, 2013, subject to certain covenants. The notes are secured by mortgages and deeds of trust on the communities in the Portland portfolio.	39,333

Mortgage notes payable to Deutsche Bank Berkshire Mortgage Inc. The note bears interest at 5.14% and matures November 1, 2014. Monthly interest only payments of $53 are required beginning December 1, 2005. A balloon payment is due at maturity. The note is secured by a mortgage and deed of trust on the Plano community.	11,981

$132,496

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Line of Credit - Affiliate

We have a $60,000 line of credit with an affiliate. The line of credit bears base interest at 9.5% and bonus interest at 5.3% and matures on January 1, 2007. Base interest accrues in arrears and is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash is not available for debt service in the current quarter, base interest is accrued and added to principal. Bonus interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of base interest. Any unpaid bonus interest will accumulate but will not be added to principal. Unpaid bonus interest is payable quarterly solely from cash available for debt service after payment of the current quarter base and current quarter bonus interest. Any unpaid bonus interest not paid on or before the maturity date is not due or payable. We do not believe that sufficient cash flow will exist to pay substantial bonus interest; therefore accruals are made only to the extent that the ability to make a payment is anticipated. Our affiliate line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and our outstanding shares. As of June 30, 2006, $56,597 was outstanding on the line. We have agreed not to borrow further amounts on the line.

Other Note Payable

We borrowed $5,556 from Wachovia Bank evidenced by a note payable. The note is secured by the joint venture interests of our subsidiaries and is guaranteed by an affiliate. The note is interest only and bears interest at Libor plus 300 basis points (8.27% at June 30, 2006). Interest is payable monthly to the extent of cash flow from the Plano community, and any unpaid interest accrues. The note was scheduled to mature on July 3, 2006. Pursuant to the terms of the loan agreement, on June 3, 2006 we provided written notice to Wachovia of our request for an extension of the maturity date to January 1, 2007. Wachvoia agreed to extend the loan, and we paid the loan extension fee of $23 on June 29, 2006. During the period ended June 30, 2006 interest of $217 was incurred.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

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

Accordingly, we have not recorded any current or deferred taxes for the period ended June 30, 2006. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to gross income testing, asset diversification, distribution thresholds and diversity of stock ownership, among other requirements. Accordingly, no assurance can be given that we will be organized or able to operate in a manner so as to qualify or remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. If we make a REIT election effective January 1, 2005 and we do not satisfy the various on-going requirements imposed by the Code, we will not qualify as a REIT for 2005 and subsequent taxable years.

During the period ended June 30, 2006, we generated a net operating loss of approximately $2,939. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards and net operating loss carry forwards of approximately $14,682 and $7,154, respectively. The net operating losses from 2005 and 2006 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at June 30, 2006, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

We have acquired properties prior to the first day of the first taxable year for which we expect to qualify as a REIT (which is anticipated to be January 1, 2005, or the "REIT Commencement Date"). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of the Built-In Gain or the amount of gain recognized on the disposition of such asset. It may be possible to reduce the amount of such income subject to corporate level tax by certain loss carryforwards of ours. Built-in-Gain for this purpose means the fair market value of the asset as of the REIT Commencement Date over our adjusted tax basis in the asset as of the REIT Commencement Date. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. In order to qualify as a REIT, we will be required to distribute an amount equal to at least 90% of our taxable income, including the non-capital gain portion of any Built-In Gain.

Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at June 30, 2006, and therefore we believe that we satisfy this requirement.

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $5,720 as of June 30, 2006.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE E - RESERVES AND ESCROWS

As of June 30, 2006, we maintained the following reserve and escrow accounts:

Reserve/Escrow	Restriction/Purpose	Balance

Real estate taxes and insurance escrows	To pay real estate taxes and property insurance as required and held by the lender	$1,078

Portfolio reserve	To fund operating deficits of the properties and to fund payment of base interest on affiliate debt	576

Capital improvements escrow	To fund building improvements and renovations of the properties.	156

Completion escrow	To fund the rehabilitation and improvements of the Plano community as required by the mortgage lender	1,248

Investment escrow	To fund improvements of the Jacksonville portfolio and to fund payment of base interest on affiliate debt	72

Working capital reserve	To fund working capital needs and pay operating expenses	249

Total		$3,379

NOTE F - RELATED PARTY TRANSACTIONS

Line of Credit - Affiliate

As of June 30, 2006, $56,597 was outstanding on our affiliate line of credit (see Note C). During the periods ended June 30, 2006 and 2005, base interest of $2,666 and $2,703, respectively, was incurred. During the period ended June 30, 2006, bonus interest of $112 was incurred.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

Portfolio Management Fees

During the period ended June 30, 2005, an affiliate earned portfolio management fees of $218 in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on 0.25% of total development costs, as defined. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed.

Offering, Acquisition and Organizational Costs

During the period ended June 30, 2006, one of our affiliates paid, or advanced funds to pay, $1,793, for various costs associated with our operations.

Advisor Fees

Asset Management Fee

As compensation for advisory services rendered to us, our affiliated advisor will earn a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the periods ended June 30, 2006 and 2005, our advisor earned asset management fees of $731 and $665, respectively.

Acquisition Fees and Expenses

As compensation for advisory services rendered to us, our affiliated advisor will earn acquisition fees and expenses in amounts equal to up to 2.7% and 0.5%, respectively, of Gross Offering Proceeds. During the period ended June 30, 2006, $48 of acquisition fees and $11 of acquisition expenses were incurred as deferred acquisition costs..

Dealer Manager Fees

Our securities are being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager will receive a selling commission of 7% of the public offering price of the shares sold and will also receive a fee of 2% of the public offering price of the shares sold as compensation for acting as the Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. In connection with our issuance of 432,177 shares of common stock as of June 30, 2006, we incurred $303 in selling commissions and $86 in compensation fees to the Dealer.Manager.

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

Fees to Our Joint Venture Partners

Our joint venture partners are entitled to various fees as follows:

Property Management Fees

During the periods ended June 30, 2006 and 2005, property management fees of $442 and $392, respectively, were paid to our joint venture partner in connection with the management of the Seattle, Portland, Jacksonville and Plano communities. The property management fees are included in portfolio and management fees on the consolidated statements of operations.

Incentive Management Fees

During the periods ended June 30, 2006 and 2005, excess operating cash flow distributions of $175 and $88, respectively, were paid to our joint venture partner of the Seattle communities. These amounts are included in portfolio and management fees on the consolidated statements of operations.

During the periods ended June 30, 2006 and 2005, rate lock fee payments of $12 and $12, respectively, were paid to our joint venture partner of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder.

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

At June 30, 2006, we had 452,177 shares of common stock outstanding valued at $4,522 of which 20,000 are owned by an affiliate of the Company.

On August 4, 2006, our board of directors declared distributions payable to common stockholders of record as of the close of business on July 31, 2006. Such common stock distributions cover the period June 29, 2006 through July 31, 2006 and is equal to a daily amount of $0.00164 per share of common stock, which is equivalent to an annual distribution rate of approximately 6.0%. Payment of such common stock distributions will occur on or before August 21, 2006.

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

Boston Capital Real Estate Investment Trust, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

On August 4, 2006, our board of directors declared distributions payable to preferred stockholders of record as of the close of business on June 30, 2006. Such preferred share distributions cover the period January 30, 2006 through June 30, 2006 and will total $24.99 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. Payment of such preferred stock distributions will occur on or before August 21, 2006.

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

NOTE I - SUBSEQUENT EVENTS

We issued 549,835 shares of our common stock between July 1, 2006 and August 14, 2006, resulting in gross proceeds to us of $5,498.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Forward Looking Information

This quarterly report contains statements that may be deemed to be forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

  Additional factors as discussed in Item 1.A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005 and our Form 10-Q for the quarter ended March 31, 2006.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We were formed on May 2, 2003 and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States. All but one of our apartment communities has been purchased with funds from our affiliate line of credit as described below. Once we sell enough shares of our common stock in the offering to repay the amount we have borrowed under our affiliate line of credit, we will experience a relative increase in liquidity, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of apartment communities.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the communities, other than those referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Liquidity and Capital Resources

It is anticipated that our primary source of funds will be the proceeds of the offering. Potential future sources of liquidity include: (i) cash distributions from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; and (iv) undistributed funds.

We intend to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of the offering, provided we have raised sufficient funds to pay off our affiliate line of credit and the Wachovia loan. Properties acquired as of June 30, 2006 were purchased with financing obtained from our affiliate line of credit, mortgage notes payable and a bank note.

During the period ended June 30, 2006, cash flow from our communities of $2,725 was received and was used to pay interest, or will be used to pay accrued interest on our affiliate line of credit and other note payable. Although there can be no assurances, we believe we will raise sufficient proceeds from the offering to repay all or a portion of our affiliate line of credit, which matures on January 1, 2007. In addition, we believe that a combination of (i) our efforts to increase rental revenue and contain operating costs at our apartment communities, and (ii) our ability to defer certain discretionary capital improvements and payments to affiliates until January 2007 will be sufficient to meet our operating, debt service and other working capital needs for the next year.

Our cash and cash equivalents balance increased approximately $3,501 from approximately $1,629 at January 1, 2006 to $5,130 at June 30, 2006. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  We received $329 from operating activities.

  We raised $4,409 in proceeds from our preferred and common stock offering, of which $1,087 was held in escrow.

  We expended $1,024 on building and improvements and replacement of furniture, fixture and equipment at our communities.

  We increased our advances from a related party by $1,793 for costs that did not flow through operations and expended $498 of the amount on deferred offering costs and $343 for equity issuance costs.

Related Party Transactions

We have an advisory agreement with our advisor Boston Capital REIT Advisors, LLC, by which our advisor originates and presents investment opportunities to our board of directors and provides day-to-day management services to us. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing our affairs, our advisor is compensated with a monthly asset management fee equal to 1/12th of 0.75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the six months ended June 30, 2006, our advisor earned asset management fees of $731, all of which has been accrued.

Also pursuant to the advisory agreement, we will pay our advisor, as compensation for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, acquisition fees and expense reimbursements in amounts equal up to 2.7% and .5% of Gross Offering Proceeds. A portion of such fees and expenses was previously incurred and is included building and improvements and in the Offering, Acquisition and Organization Costs section above. An additional $48 of acquisition fees and $11 of acquisition expenses have been accrued as deferred acquisition costs and are included in other assets and due to related party on the consolidated balance sheets at June 30, 2006.

In the offering, our shares of common stock are being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager will receive a selling commission of 7% of the public offering price of the shares sold. The Dealer Manager will also receive a fee of 2% of the public offering price of the shares sold as compensation for acting as the Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. In connection with the issuance of 432,177 shares of common stock as of June 30, 2006, we incurred $303 in selling commissions with the Dealer Manager of which $76 remained payable at June 30, 2006. We also incurred $86 in compensation fees to the Dealer Manager all of which remained payable at June 30, 2006. The amounts remaining payable are included in due to related party on the consolidated balance sheets.

During the six months ended June 30, 2005, an affiliate earned portfolio management fees of $218 in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on 0.25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed. As of June 30, 2006, $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

We have a $60,000 line of credit with an affiliate, which matures on January 1, 2007. Base interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. The line of credit also requires bonus interest payments provided there is cash available for debt service after payment of the base interest on a quarterly basis. Any unpaid bonus interest is accrued, and is only payable should sufficient cash available for debt service after payment of current quarter base interest and bonus interest be generated. We do not believe that sufficient cash flow will exist to pay substantial bonus interest; therefore accruals will be made only to the extent that the ability to make a payment is anticipated relative to the operations of each calendar quarter. Our line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and our outstanding shares. As of June 30, 2006, $56,597 was outstanding on the line. We have agreed with the affiliate that we will not borrow further amounts on the line. During the six months ended June 30, 2006 and 2005, base interest of $2,666 and $2,703, respectively, was incurred and $395 remained payable at June 30, 2006. During the six months ended June 30, 2006, bonus interest of $112 was incurred and $19 remained payable.

During the six months ended June 30, 2006, an affiliate paid or advanced funds to pay $1,793, for various costs associated with our operations. As of June 30, 2006 the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $4,718.

We have entered into property management agreements with joint venture partner in connection with management of the Seattle, Portland, Jacksonville and Plano communities. The property management agreements were for initial one-year terms and are automatically renewed unless terminated by either party after 30 days notice. Fees paid to the property manager range from 3.5% to 4.0% of gross income of the respective community. During the six months ended June 30, 2006 and 2005, property management fees of $442 and $392, respectively, were paid to these affiliates and are included in portfolio and management fees - related party on the consolidated statements of operations. In April 2006 we notified our joint venture partner of the Jacksonville communities that we were terminating their property management contract as of the end of May 2006. We have contracted with an unaffiliated management company which assumed property management responsibilities on May 1, 2006. We believe that the new management company's operations and objectives are better aligned with our business objectives.

During the six months ended June 30, 2006 and 2005, excess operating cash flow distributions of $175 and $88, respectively, were paid to the joint venture partner of the Seattle communities. These payments are shown as portfolio and management fees - related party on the consolidated statements of operations. Excess cash flow distributions of $47 were accrued and remained payable as of June 30, 2006 and are included in due to related party on the consolidated balance sheets.

During the six months ended June 30, 2006 and 2005, rate lock fee payments of $12 and $12, respectively, were paid to our joint venture partner of the Portland portfolio. The partner is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. At June 30, 2006, the accrued rate lock fees due to our joint venture partner were $2 and are included in due to related party on the consolidated balance sheets.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of June 30, 2006.
	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$68		$120,447	$-	$11,981	$132,496
Line of Credit	56,597	a	-	-	-	56,597
Note Payable	5,556	a	-	-	-	5,556
Due to Related Party	7,699	b	-	-	-	7,699

Total	$69,920		$120,447	$-	$11,981	$202,348

  It is anticipated that proceeds from the public offering will be used to repay our affiliate line of credit financing and note payable to Wachovia.

b. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our public offering is sufficient to pay the obligations.

Real Estate Assets

As of June 30, 2006 and 2005 we owned interests in 11 and 10 properties, respectively. Ten of our interests owned as of June 30, 2006 and 2005 are in 3 portfolios and one interest owned as of June 30, 2006 is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2006	Occupancy Rate as of June 30, 2005

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	95%	95%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	96%	93%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	99%	94%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	98%	95%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2006	Occupancy Rate as of June 30, 2005

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	98%	90%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	96%	89%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	93%	94%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2006	Occupancy Rate as of June 30, 2005

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	96%	86%
Oaks at Timuquana Apartments	Jacksonville, FL	228	May 22, 2003	97%	90%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	96%	89%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2006	Occupancy Rate as of June 30, 2005

Preston at Willow Bend Apartments	West Plano, TX	229	September 15, 2005	83%	N/A

On January 12, 2006 a fire occurred at one of the Portland communities (Bridge Creek Apartments) that damaged twelve units. An investigation into the cause of the fire was conducted by the fire department and a cause and origin expert hired by the insurance company. They concluded that the cause was a weakened wire in the wall between two of the apartment units. Additionally, they determined that the weakened wire was not caused by negligence on anyone's part. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The preliminary estimate to repair the damages ranges between $400 and $600, and contractors have begun exploratory demolition to better assess the extent of damage and total cost of the repairs. Such costs are covered by insurance after payment of a $10 deductible. As of June 30, 2006, a payment of $404 had been made to the property for demolition cost reimbursements and preliminary repair estimates. The unused portion of the proceeds as of June 30, 2006 was $366 and is included in other liabilities on the consolidated balance sheet. Business interruption insurance will cover lost rents on the damaged units and expenses incurred to relocate tenants. As of June 30, 2006, business interruption insurance payments of $25 and $8, respectively, for lost rent and tenant relocation costs had been received. Lost rent income is reflected in other income on the statement of operations.

On July 7, 2006 a fire occurred in the same building of Bridge Creek Apartments which damaged the six remaining units.  An investigation into the cause of the fire was conducted by the fire department and a cause and origin expert hired by the insurance company.  An official cause of the fire has not been determined. No one was injured, and three displaced tenants were relocated to vacant units within Bridge Creek Apartments. The preliminary estimate to repair the damages is between $200 and $300. The costs are covered by insurance after payment of a $10 deductible. Reconstruction is anticipated to be concurrent with repair to the areas damaged in the first fire. All construction is anticipated to be completed in six to eight months. Rent insurance will cover the lost rent from the time of the fire until construction is complete.

Results of Operations

Comparison of Operations for the Six Months ended June 30, 2006 and 2005

The following summarizes changes in our operations for the six month periods ended June 30, 2006 and 2005. Net loss for the period ended June 30, 2006 increased from the same prior period by approximately $663, from $3,394 to $4,057, or 19.5%. The comparative period results do not include operations of the Plano community-a 229 unit property which was acquired in September 2005.

Revenue

Revenues increased approximately $1,799, from $11,523 to $13,322, or 15.6%, in the current period. Our Plano community operations contributed $900 to the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $255 in the current period due to increased rental rates and decreased vacancy loss. Income at the Portland communities increased approximately $419 in the current period due to decreased vacancy loss and decreased rental concessions and increased insurance proceeds income. Rental income at the Jacksonville communities increased approximately $225 in the current period due to increased rental rates.

Property operating costs

Property operating costs increased approximately $593, from $3,745 to $4,338, or 15.8%, in the current period. Our Plano community contributed $345 in operating costs in the current period. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $41 to the increase. The remainder of the increase was mainly the result of increased tax expense for the three existing portfolios and increased insurance expense at the three Jacksonville communities.

General and administrative expenses

General and administrative expenses increased approximately $685, from $1,237 to $1,922, or 55.4%, in the current period. The current period experienced an increase in accounting and legal expenses for costs associated with being a public company registered with the Securities and Exchange Commission. Additionally, our Plano community contributed $135 to the increase in general and administrative costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $588, from $2,856 to $3,444, or 20.6%, in the current period. Our Plano community contributed $384 to the increase. Capital improvements were made throughout 2005 and the first six months of 2006 at all of the communities. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees-related party

Portfolio and management fees decreased approximately $59, from $698 to $639, or 8.5%. All future portfolio management fees were waived by the affiliate in the fourth quarter 2005 retroactive to January 1, 2005. This resulted in a decrease in expense of approximately $218. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $41 to the decrease. These decreases were offset by management fees from the Plano community and an increase in incentive management fees at the Seattle communities.

Asset management fee-related party

Asset management fees increased approximately $66 from $665 to $731 or 9.9%, in the current period. The fee earned in connection with the Plano community contributed the additional expense in the current period.

Interest Expense

Interest expense increased approximately $599, from $5,716 to $6,315, or 10.5%, in the current period. Interest Expense for our Plano community and bonus interest paid on the affiliate line of credit contributed the additional interest expense in the current period.

Comparison of Operations for the Three Months ended June 30, 2006 and 2005

The following summarizes changes in our operations for the quarters ended June 30, 2006 and 2005. Net loss for the quarter ended June 30, 2006 increased from the same prior period approximately $294, from $1,692 to $1,986, or 17.4%. The comparative period results do not include operations of the Plano community-a 229 unit property which was acquired in September 2005.

Revenue

Revenues increased approximately $927, from $5,820 to $6,747, or 15.9%, in the current period. Our Plano community operations contributed $436 to the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $145 in the current period due to increased rental rates and decreased vacancy loss. Income at the Portland communities increased approximately $211 in the current period due to decreased vacancy loss, decreased rental concessions and increased insurance proceeds income. Rental income at the Jacksonville communities increased approximately $135 in the current period due to increased rental rates.

Property operating costs

Property operating costs increased approximately $337, from $1,868 to $2,205, or 18.0%, in the current period. Our Plano community contributed the additional $178 in operating costs in the current period. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $41 to the increase. The remainder of the increase was mainly the result of increased tax expense for the three existing portfolios and increased insurance expense at the three Jacksonville communities.

General and administrative expenses

General and administrative expenses increased approximately $324, from $618 to $942, or 52.4%, in the current period. The current period experienced an increase in accounting and legal expenses for costs associated with being a public company registered with the Securities and Exchange Commission. Additionally, our Plano community contributed $80 to the increase in general and administrative costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $275, from $1,434 to $1,709, or 19.1%, in the current period. Our Plano community contributed $173 to that increase. Capital improvements were made throughout 2005 and the first six months of 2006 at all of the communities. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees-related party

Portfolio and management fees decreased approximately $100, from $391 to $291, or 25.6%. All future portfolio management fees were waived by the affiliate in the fourth quarter 2005 retroactive to January 1, 2005. This resulted in a decrease in expense of approximately $109. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $41 to the decrease. These decreases were offset by management fees incurred at the Plano community and an increase in incentive management fees at the Seattle communities.

Asset management fee-related party

Asset management fees increased approximately $34 from $332 to $366 or 10.2%, in the current period. The fee earned in connection with the Plano community contributed the additional expense in the current period.

Interest Expense

Interest expense increased approximately $356, from $2,869 to $3,225, or 12.4%, in the current period. Interest expense for our Plano community and bonus interest on our affiliate line of credit contributed the additional interest expense in the current period.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk (dollars in thousands).

We had one variable rate loan outstanding as of June 30, 2006 in the amount of $5,556, which is subject to market risk associated with interest rate changes. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. Our short term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate (8.27% at June 30, 2006) plus 300 basis points to 9.5%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of June 30, 2006, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $56 per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION (dollars in thousands)
Item 1.	Legal Proceedings

Previously reported in Item 3., Legal Proceedings in our annual report on From 10-K for the year ended December 31, 2005.

Item 1.A.	Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1.A., "Risk Factors", in our Annual report on Form 10-K for the period ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

We have experienced net losses since our inception. We incurred net losses of approximately $7,291, $7,838 and $5,679 in the fiscal years ended December 31, 2005, December 31, 2004 and the period May 15, 2003 (inception) through December 31, 2003, respectively. For the period ended June 30, 2006, we incurred net losses of approximately $4,057. We expect that we will continue to experience net losses until we repay our affiliate line of credit. We cannot assure you that we will raise the funds necessary to repay our affiliate line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

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

No shares could be sold until we received and accepted subscriptions for a minimum of 250,000 shares for gross offering proceeds of $2,500. On June 29, 2006 we met that requirement and accepted subscriptions of 323,467 shares representing gross offering proceeds of $3,235. As of June 30, 2006, we had sold 432,177 shares of our common stock pursuant to the offering. The net offering proceeds to us, after deducting the total expenses incurred and described herein, were $4,017. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders held on May 17, 2006, the Company's sole stockholder (i) elected the following persons as directors for a one-year term expiring at the annual meeting of stockholders held in 2007: John P. Manning; Jeffrey H. Goldstein; Philip S. Cottone; Kevin C. Phelan; and Nicholas L. Iacuzio, and (ii) ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2006.

Item 5.	Other Information.

None.
Item 6.	Exhibits .

31.1 Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Furnished herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: August 14, 2006	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer