Form 10-Q
period 2006-09-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2006-11-14
CIK 1260793

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or

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

2,392,800 shares of common stock, par value $.001 per share, outstanding as of November 14, 2006

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

Part 1

Financial Information

Item 1. Consolidated Financial Statements.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2006 (Unaudited)	December 31, 2005

Assets:
Real estate
Land	$31,084	$31,084
Building and improvements	148,936	147,478
Furniture, fixtures and equipment	8,445	8,290

	188,465	186,852
Less accumulated depreciation	(17,789)	(13,140)

	170,676	173,712

Cash and cash equivalents	14,078	1,629
Accounts receivable-tenants, net of allowance for doubtful accounts of $0 for 2006 and 2005	129	156
Cash in escrow	3,826	2,889
Deferred financing costs, net of accumulated amortization of $1,426 and $1,053, respectively	991	1,240
Other assets, net of accumulated amortization of $207 and $90, respectively	5,306	4,027

Total Assets	$195,006	$183,653

Liabilities:
Mortgage notes payable	$132,483	$132,525
Other note payable	5,556	5,556
Line of credit-affiliate	56,597	56,597
Interest payable on line of credit-affiliate	359	366
Accounts payable and accrued expenses	2,580	3,260
Due to related party	8,255	4,944
Other liabilities	2,374	846
Distributions payable	67	-

Total Liabilities	208,271	204,094

Commitments and contingencies	-	-

Minority interest	152	167

Stockholders' deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A redeemable cumulative non-voting shares, 173 of the 12% Series A shares issued and outstanding at September 30, 2006 ($87 liquidation preference)	-	-
Additional paid-in capital	87	-
Common stock, $.001 par value, 350,000,000 shares authorized, 1,523,972 and 20,000 shares issued, and outstanding at September 30, 2006 and December 31, 2005, respectively.	2	-
Additional paid-in capital	13,549	200
Accumulated deficit	(26,902)	(20,808)
Distributions in excess of accumulated earnings	(153)	-

Total Stockholders' deficit	(13,417)	(20,608)

Total Liabilities and Stockholders' deficit	$195,006	$183,653

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue
Rental revenue	$6,854	$6,039	$20,151	$17,562
Other revenue	67	-	91	-

	6,921	6,039	20,242	17,562

Expenses
Property operating costs	2,492	2,085	6,829	5,830
General and administrative	990	697	2,912	1,933
Depreciation and amortization	1,569	1,400	4,765	4,096
Portfolio & management fees-related party	364	380	1,004	1,078
Asset management fee-related party	365	359	1,096	1,066

	5,780	4,921	16,606	14,003

Operating income	1,141	1,118	3,636	3,559

Interest (income) expense
Interest expense on line of credit-affiliate	1,374	1,374	4,152	4,077
Interest expense-other	1,776	1,554	5,323	4,572
Amortization of deferred financing costs	125	91	372	251
Interest income	(94)	(4)	(104)	(8)

	3,181	3,015	9,743	8,892

Loss before minority interest	(2,040)	(1,897)	(6,107)	(5,333)

Income (loss) attributed to minority interest	(3)	1	(13)	1

Net loss	$(2,037)	$(1,898)	$(6,094)	$(5,334)

Loss per common share-basic and diluted	$(2)	$(95)	$(18)	$(267)

Weighted average common shares outstanding-basic and diluted	976,730	20,000	345,182	20,000

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(6,094)	$(5,334)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	5,137	4,347
Income (loss) allocated to minority interest	(13)	1
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	27	(7)
Increase in cash in escrow	(1,158)	(934)
Increase in other assets	(488)	(415)
Increase (decrease) in interest payable on line of credit - affiliate	(7)	1,050
Increase (decrease) in accounts payable and accrued expenses	(680)	245
Increase in due to related party	1,130	1,393
Increase in other liabilities	1,594	1,301

Net cash (used in) provided by operating activities	(552)	1,647

Cash flows from investing activities:
Investment in real estate	(1,613)	(16,931)
(Deposits into) withdrawals from cash in escrow	221	(1,076)

Net cash used in investing activities	(1,392)	(18,007)

Cash flows from financing activities
Proceeds from mortgage notes payable	-	12,000
Payment of mortgage note payable	(42)	(37)
Proceeds from other note payable	-	5,556
Financing costs paid	(123)	(69)
Advances from related party	2,181	1,371
Payment of deferred offering costs	(906)	(849)
Payment of equity issuance costs	(1,687)	-
Proceeds from sale of preferred stock	87	-
Proceeds from sale of common stock	14,999	-
Distributions to common stockholders	(110)	-
Distributions to preferred stockholders	(4)	-
Proceeds from minority interest	-	175
Distribution to minority partner	(2)	-

Net cash provided by financing activities	14,393	18,147

Net increase in cash and cash equivalents	12,449	1,787

Cash and cash equivalents, beginning of period	1,629	1,058

Cash and cash equivalents, end of period	$14,078	$2,845

Supplemental cash flow information:
Interest paid (includes $4,159 and $3,029, respectively, of related party interest)	$9,241	$7,725

Non cash issuance of shares out of dividend reinvestment plan	$39	$-

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE A - ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc., a Maryland corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management and operation of market rate multifamily properties. We have elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 as amended, commencing with the taxable year ended December 31, 2005. We are currently offering our common stock pursuant to a public offering that is described below.

Boston Capital REIT Advisors, LLC is one of our affiliates and our advisor under the terms and conditions of an advisory agreement. Our advisor identifies and, subject to the approval of our board of directors, makes acquisitions and investments on our behalf. We have no employees of our own. Our advisor is wholly-owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Certain of our officers and directors are also officers of our advisor.

We have filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our public offering of up to 100,000,000 shares of our common stock at a price of $10.00 per share. The registration statement also covers the offering of up to 5,000,000 shares of common stock pursuant to our distribution reinvestment plan. Until the subscribing investors are admitted as stockholders, all subscription proceeds are placed in an escrow account. Interest earned on escrowed funds is paid to investors whose funds are held in escrow in excess of 20 days, subject to certain limitations. The rate as of September 30, 2006 was 3.75%. As of September 30, 2006, we sold 1,519,902 shares from our offering raising net proceeds of $15,199 and in addition, issued 4,070 shares pursuant to our dividend reinvestment plan.

The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures. As of September 30, 2006, we owned interests in 11 apartment communities, which were 94% leased.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our December 31, 2005 audited financial statements and notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2005.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At September 30, 2006, we have not identified any above-market or below-market leases and consequently have not allocated any value to such assets.

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

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment

We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns. We have not identified any impairment indicators and consequently have not recognized an impairment loss on any of our apartment communities.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair market value.

Cash in Escrow

Cash in escrow primarily consists of amounts held by mortgage lenders and restricted under the terms of various loan agreements to be used for payment of property taxes and insurance as well as operating expenses and property improvements.

Accounts Receivable - Tenant

Tenant accounts receivable are reported net of an allowance for doubtful accounts. Management's estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management's estimate of the allowance will change.

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain mortgages, other note(s) payable and our line of credit. These costs are amortized over the term of the respective loans on a basis that approximates the effective interest method and are included in interest expense.

Other Assets

Other assets include deferred offering costs of $3,791 as of September 30, 2006, incurred in connection with our offering of common stock. These costs are included in other assets in the accompanying balance sheets and are deferred and will be deducted from the gross offering proceeds of our offering. Costs of $1,687 in connection with our offering have been deducted from offering proceeds at September 30, 2006. These deducted costs primarily related to selling commissions, dealer manager fees and expense reimbursements, legal fees and prospectus printing and mailing costs, and were recorded as a deduction to the additional paid-in-capital on our balance sheet at September 30, 2006.

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

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2005. Our management believes that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to continue to be organized and operate in such a manner in the foreseeable future so that we will remain qualified as a REIT for federal income tax purposes. As a REIT, we generally will not be required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to stockholders.

Accordingly, we have not recorded any current or deferred taxes for the period ended September 30, 2006. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to the sources of our gross income, the nature of our assets, the amount of our distributions and the diversity of our stock ownership, among other requirements. Accordingly, no assurance can be given that we will be able to operate in a manner to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at September 30, 2006, and therefore we believe that we satisfy this requirement.

During the nine month period ended September 30, 2006, we generated a net operating loss of approximately $5,614. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards of $22,034. The net operating loss from 2006 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at September 30, 2006, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

We acquired properties prior to January 1, 2005, the first day of the first taxable year for which we qualified as a REIT (the "REIT Commencement Date"). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of the "Built-In Gain" or the amount of gain recognized on the disposition of such asset. It may be possible to reduce the amount of such income subject to corporate level tax by certain loss carryforwards of ours. Built-in-Gain for this purpose means the fair market value of the asset as of the REIT Commencement Date over our adjusted tax basis in the asset as of the REIT Commencement Date. We would be subject to this tax liability even if we qualify and maintain our status as a REIT.

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $6,224 as of September 30, 2006.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amount of revenues and expenses during the reporting periods. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2005 period have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncement

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - MORTGAGE NOTES PAYABLE

The table below summarizes our mortgage debt outstanding at September 30, 2006:

Balance
Fixed interest rate mortgage debt	132,483
Variable interest rate mortgage debt	-

Total mortgage debt	132,483

Weighted average effective interest rate on mortgage debt
Fixed interest rate mortgage debt	5.02%
Variable interest rate mortgage debt	-

Effective total mortgage debt	5.02%

The debt is secured by mortgage and deeds of trust on our apartment communities.

Repayment Schedule

Our mortgage debt matures at various times through November 1, 2014. As of September 30, 2006, scheduled principal payments through maturity are as follows:

Period ended September 30,
2007	$70
2008	45,725
2009	-
2010	74,707
2011	-
Thereafter	11,981

$132,483

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - MORTGAGE NOTES PAYABLE (Continued)

An affiliate of our joint venture partner who oversees the operation of the Seattle communities has provided certain guarantees on notes payable related to the Seattle communities. The total amount outstanding on the notes payable as of September 30, 2006 was $45,970.

Affiliates of our joint venture partner of the Jacksonville communities have provided certain guarantees on notes payable related to the Jacksonville communities. The total amount outstanding on the notes payable as of September 30, 2006 was $16,274.

NOTE D - OTHER NOTE PAYABLE

We borrowed $5,556 evidenced by a note payable. The note is secured by the joint venture interests of our subsidiaries in our Plano apartment community and is guaranteed by an affiliate. The note is interest only and bears interest at Libor plus 300 basis points (8.33% at September 30, 2006). Interest is payable monthly to the extent of cash flow from the Plano community, and any unpaid interest accrues. The note was scheduled to mature on July 3, 2006. Under the terms of the note, we extended the maturity date to January 1, 2007 for a fee of $23. During the period ended September 30, 2006 interest of $281 was incurred.

NOTE E - LINE OF CREDIT- AFFILIATE

We have a $60,000 line of credit with an affiliate. The line of credit bears interest at 9.5% and matures on January 1, 2007. Interest accrues in arrears and is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash is not available for debt service in the current quarter, interest is accrued and added to principal. Additional interest at 5.3% is due and payable with respect to each calendar quarter to the extent of cash available for debt service after payment of interest. Any unpaid additional interest will accumulate but will not be added to principal. Unpaid additional interest is payable quarterly solely from cash available for debt service after payment of the current quarter interest and current quarter additional interest. Any unpaid additional interest not paid on or before the maturity date is not due or payable. We do not believe that sufficient cash flow will exist to pay substantial additional interest; therefore accruals are made only to the extent that the ability to make a payment is anticipated. Our affiliate line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and 20,000 outstanding shares held by an affiliate of the Company. As of September 30, 2006, $56,597 was outstanding on the line.

We have signed a letter of interest with an unaffiliated lender to obtain a $45,000, 12 month, unsecured revolving line of credit. Terms of financing require us to make a repayment on the line of credit-affiliate of approximately $25,000, of which $12,000 will be funded from gross offering proceeds and the balance will be funded from an initial draw on the revolving line of credit. Terms of the financing are also expected to provide for a 6 month extension.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS

Line of Credit - Affiliate

During the periods ended September 30, 2006 and 2005, interest of $4,021 and $4,077, respectively, was incurred. During the period ended September 30, 2006, additional interest of $131 was incurred of which $122 was paid.

Portfolio Management Fees

During the period ended September 30, 2005, an affiliate earned portfolio management fees of $327 in connection with management of the apartment communities. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on 0.25% of total development costs, as defined. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed.

Offering, Acquisition and Organizational Costs

During the nine month period ended September 30, 2006, one of our affiliates paid, or advanced funds to pay, $1,975, for various costs associated with our operations.

Advisor Fees

Our advisor earns a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the nine month periods ended September 30, 2006 and 2005, our advisor earned asset management fees of $1,096 and $1,066, respectively.

Our advisor earns acquisition fees and expenses in amounts equal to up to 2.7% and 0.5%, respectively, of Gross Offering Proceeds (as defined in the advisory agreement). During the nine month period ended September 30, 2006, $166 of acquisition fees and $38 of acquisition expenses were incurred as deferred acquisition costs.

Dealer Manager Fees

Our securities are being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager receives a selling commission of up to 7% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and shares issued from our dividend reinvestment plan, and also receives a fee of up to 2% of the public offering price of the shares sold as a dealer manager fee and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. In connection with our sale of 1,499,902 shares of common stock as of September 30, 2006, we incurred $1,048 in selling commissions and $300 in compensation fees to the Dealer Manager.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

Fees to Our Joint Venture Partners and Their Affiliates

Our joint venture partners and their affiliates are entitled to various fees as follows:

During the nine month periods ended September 30, 2006 and 2005, property management fees of $606 and $593, respectively, were paid to our joint venture partners in connection with the management of the apartment communities. The property management fees are included in portfolio and management fees on the consolidated statements of operations.

During the nine month periods ended September 30, 2006 and 2005, excess operating cash flow distributions of $345 and $155, respectively, were paid to our joint venture partner of the Seattle communities. These amounts are included in portfolio and management fees on the consolidated statements of operations.

During the nine month periods ended September 30, 2006 and 2005, rate lock fee payments of $18 and $18, respectively, were paid to our joint venture partner of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. These amounts are included in portfolio and management fees on the consolidated statements of operations.

Upon disposition, and only after we have received certain priority returns, the joint venture partners may be entitled to portions of net sale proceeds.

NOTE G - STOCKHOLDERS' DEFICIT

Preferred Stock

In January 2006, we issued 173 shares of 12% Series A Cumulative Non-Voting Preferred Stock. The outstanding preferred shares are subject to redemption, in whole or in part, at any time following January 30, 2007 at a price of $500 per share plus all accrued and unpaid dividends.

On August 4, 2006, our board of directors declared distributions payable to preferred stockholders of record as of the close of business on June 30, 2006. Such preferred share distributions cover the period January 30, 2006 through June 30, 2006 and total $24.99 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. The distribution was paid on August 21, 2006.

Common Stock

At September 30, 2006, we had 1,519,902 shares of common stock, sold from our offering, outstanding valued at $15,199,020 of which 20,000 shares are owned by an affiliate of the Company. At September 30, 2006, we had also issued 4,070 shares of common stock pursuant to our dividend reinvestment plan at $9.50 per share.

Our board of directors declared distributions payable to common stockholders of record as of the close of business on July 31, 2006. Such common stock distributions cover the period June 29, 2006 through July 31, 2006 and are equal to a daily amount of $0.00164 per share of common stock, which is equivalent to an annual distribution rate of approximately 6.0%. The distribution was paid on August 21, 2006.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

NOTE G - STOCKHOLDERS' DEFICIT (Continued)

Our board of directors declared distributions payable to common stockholders in the amount of $.00164384 per share of common stock per day and pro-rated for the period of ownership for the months of August, September and October. The distributions are equivalent to an annual distribution rate of approximately 6.0%. The August and September distributions were paid on September 21, 2006 and October 23, 2006, respectively. The October distribution will be paid on or before November 21, 2006.

Our board of directors declared distributions payable to common stockholders in the amount of $.00164384 per share of common stock per day and pro-rated for the period of ownership for the months of November 2006, December 2006 and January 2007. The distributions are equivalent to an annual distribution rate of approximately 6.0%. The distributions will be paid on or before December 21, 2006, January 22, 2007 and February 21, 2007, respectively.

NOTE H - GOING CONCERN CONSIDERATIONS

We have prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. These principles contemplate our continuation as a going concern. However, as with any offering conducted on a best-efforts basis, there is no guarantee that our offering will in fact result in the anticipated proceeds. Although the lender under the affiliate line of credit has previously granted extensions through January 1, 2007, and to management's knowledge, the lender has not indicated that an extension would not be granted, there is no guarantee that an additional extension will in fact be granted. While we believe that our current offering may yield sufficient proceeds to pay the affiliate line of credit, we have signed a letter of interest with an unaffiliated lender to replace the affiliate line of credit. If the amount of capital raised during our offering is not sufficient to pay the outstanding balance on the affiliate line of credit and we are unable to have the line extended or refinanced, we expect that we may lose or be required to sell some or all of the properties to repay the affiliate line of credit, and as a result we would not be able to continue as a going concern in the manner that our current offering suggests.

NOTE I - SUBSEQUENT EVENTS

We sold 865,435 shares of our common stock between October 1, 2006 and November 14, 2006, resulting in gross proceeds to us of $8,654 and, in addition, issued 3,393 shares pursuant to our dividend reinvestment plan.

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

  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

  Additional factors as discussed in Item 1.A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, our Form 10-Q for the quarter ended March 31, 2006 and our Form 10-Q for the quarter ended June 30, 2006.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We were formed on May 2, 2003 and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States of America. All but one of our apartment communities has been purchased with funds from our affiliate line of credit as described below. Once we sell enough shares of our common stock in the offering to repay the amount we have borrowed under our affiliate line of credit, we will experience a relative increase in liquidity, and a relative decrease in liquidity as we use the net offering proceeds for the continued acquisition, development and operation of apartment communities.

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

We have elected to be taxed as a REIT beginning with the tax year ended December 31, 2005. We believe that we are organized in conformity with the requirements for taxation as a REIT for federal income taxes, but cannot assure you that we will meet such requirements. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

Liquidity and Capital Resources

It is anticipated that our primary source of funds will be the proceeds of our offering. Potential future sources of liquidity include: (i) cash distributions from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; (iv) undistributed funds and (v) sale of assets.

We intend to purchase, or enter into binding commitments to purchase, interests in certain apartment communities prior to the completion of our offering, provided we have raised sufficient funds to pay off our affiliate line of credit and the other note payable. Properties acquired as of September 30, 2006 were purchased with financing obtained from our affiliate line of credit, mortgage notes payable and other note(s) payable.

During the period ended September 30, 2006, cash flow from our communities of $4,200 was received and was used to pay interest, or will be used to pay accrued interest on our affiliate line of credit and other note payable. Although there can be no assurances, we believe we will raise sufficient proceeds from the offering which, together with a new line of credit , our efforts to increase rental revenue and contain operating costs at our apartment communities and our ability to defer certain discretionary capital improvements and payments to affiliates until January 2007 will be sufficient to meet our operating, debt service and other working capital needs and to repay our affiliate line of credit.

Our cash and cash equivalents balance increased approximately $12,449 from approximately $1,629 at January 1, 2006 to $14,078 at September 30, 2006. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  We expended $552 on operating activities.

  We raised $15,086 in proceeds from our preferred and common stock offerings.

  We expended $1,613 on building and improvements and replacement of furniture, fixture and equipment at our communities.

  We increased our advances from a related party by $2,181 for costs that did not flow through operations and expended $906 on deferred offering costs and $1,687 on equity issuance costs.

Related Party Transactions

We have an advisory agreement with our advisor, Boston Capital REIT Advisors, LLC, by which our advisor originates and presents investment opportunities to our board of directors and provides day-to-day management services to us. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing our affairs, our advisor is compensated with a monthly asset management fee equal to 1/12th of 0.75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the nine months ended September 30, 2006, our advisor earned asset management fees of $1,096, all of which has been accrued.

Also pursuant to the advisory agreement, we will pay our advisor, as compensation for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, acquisition fees and expense reimbursements in amounts equal up to 2.7% and .5% of Gross Offering Proceeds. A portion of such fees and expenses was previously incurred and is included in building and improvements and in the Offering, Acquisition and Organization Costs section above. An additional $166 of acquisition fees and $38 of acquisition expenses have been accrued as deferred acquisition costs and are included in other assets and due to related party on the consolidated balance sheets at September 30, 2006.

In the offering, our shares of common stock are being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager receives a selling commission of up to 7% of the public offering price of the shares sold. The Dealer Manager also receives a fee of up to 2% of the public offering price of the shares sold as a dealer manager fee and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. In connection with the issuance of 1,499,902 shares of common stock as of September 30, 2006, we incurred $1,048 in selling commissions to the Dealer Manager. We also incurred $300 in compensation fees to the Dealer Manager of which $3 remained payable at September 30, 2006. The amount remaining payable is included in due to related party on the consolidated balance sheets at September 30, 2006.

During the nine months ended September 30, 2005, an affiliate earned portfolio management fees of $327 in connection with management of the apartment communities. These fees are included in portfolio and management fees on the consolidated statements of operations. The fee is based on 0.25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005 and the fee was reversed. As of September 30, 2006, $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

We have a $60,000 line of credit with an affiliate, which matures on January 1, 2007. Interest is due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. The line of credit also requires additional interest payments provided there is cash available for debt service after payment of the base interest on a quarterly basis. Any unpaid additional interest is accrued, and is only payable should sufficient cash available for debt service after payment of current quarter interest and additional interest be generated. We do not believe that sufficient cash flow will exist to pay substantial additional interest; therefore accruals will be made only to the extent that the ability to make a payment is anticipated relative to the operations of each calendar quarter. Our line of credit is secured by our interests in the Seattle, Jacksonville and Portland portfolios, and 20,000 outstanding shares owned by an affiliate. As of September 30, 2006, $56,597 was outstanding on the line. During the nine months ended September 30, 2006 and 2005, interest of $4,021 and $4,077, respectively, was incurred and $340 remained payable at September 30, 2006. During the nine months ended September 30, 2006, additional interest of $131 was incurred and $19 remained payable.

During the nine months ended September 30, 2006, an affiliate paid or advanced funds to pay $1,975, for various costs associated with our operations. As of September 30, 2006 the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $5,107.

We have entered into property management agreements with our joint venture partners and their affiliates in connection with management of some of the apartment communities. The property management agreements were for initial one-year terms and are automatically renewed unless terminated by either party after 30 days notice. Fees paid to the property manager range from 3.5% to 4.0% of gross income of the respective community. During the nine months ended September 30, 2006 and 2005, property management fees of $606 and $593, respectively, were paid to these affiliates and are included in portfolio and management fees - related party on the consolidated statements of operations.

During the nine months ended September 30, 2006 and 2005, excess operating cash flow distributions of $345 and $155, respectively, were paid to the joint venture partner of the Seattle communities. These payments are shown as portfolio and management fees - related party on the consolidated statements of operations. Excess cash flow distributions of $59 were accrued and remained payable as of September 30, 2006 and are included in due to related party on the consolidated balance sheets.

During the nine months ended September 30, 2006 and 2005, rate lock fee payments of $18 and $18, respectively, were paid to our joint venture partner of the Portland portfolio. The partner is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. At September 30, 2006, the accrued rate lock fees due to our joint venture partner were $2 and are included in due to related party on the consolidated balance sheets.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of September 30, 2006.
	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$70		$120,432	$-	$11,981	$132,483
Other Note Payable	5,556		-	-	-	5,556
Line of Credit	56,597	a	-	-	-	56,597
Due to Related Party	8,255	b	-	-	-	8,255

Total	$70,478		$120,432	$-	$11,981	$202,891

  It is anticipated that proceeds from our offering will be used to repay our affiliate line of credit financing and other note payable.

b. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our offering is sufficient to pay the obligations.

Real Estate Assets

As of September 30, 2006 and 2005 we owned interests in 11 properties. Ten of our interests are in 3 portfolios and one interest is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2006	Occupancy Rate as of September 30, 2005

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	94%	98%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	97%	94%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	95%	95%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	94%	93%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2006	Occupancy Rate as of September 30, 2005

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	94%	96%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	88%	91%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	94%	95%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2006	Occupancy Rate as of September 30, 2005

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	93%	95%
Savannah Oaks Apartments (formerly Oaks at Timuquana)	Jacksonville, FL	228	May 22, 2003	88%	90%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	96%	94%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2006	Occupancy Rate as of September 30, 2005

Broadstone Preston at Willowbend Apartments (formerly Preston at Willow Bend Apartments)	West Plano, TX	229	September 15, 2005	96%	96%

On January 12, 2006 and July 7, 2006 fires occurred within the same building at one of the Portland communities (Bridge Creek Apartments) which damaged all 18 units of that building. An investigation into the causes of the fires was conducted by the fire department and a cause and origin expert hired by the insurance company. They concluded that the cause of the first fire was a weakened wire in the wall between two of the apartment units. Additionally, they determined that the weakened wire was not caused by negligence on anyone's part. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The official cause of the second fire was determined to be a dropped cigarette. No one was injured, and the displaced tenants were relocated to vacant units within Bridge Creek Apartments. The insurance carrier's estimate to repair the damages from both fires is set at $951. A contract has been signed for reconstruction and preliminary work has begun. Such costs are covered by insurance after payment of a $10 deductible per fire as well as any code upgrades required by the town in excess of the $28 covered by insurance. In addition, a fee of 10% of total cost to repair the building will be paid to an insurance expert hired to negotiate the scope and pricing of the work with the insurance carrier. This cost is not covered by insurance and will be paid from property operations. As a result of the expert's role, pricing of the rebuilding is more comprehensive and, therefore, more competitive than simply bidding the specifications provided by the insurer. As of September 30, 2006, payments from the insurance company of $791 have been made to the property for demolition cost reimbursements and preliminary repair estimates. The unused portion of the proceeds as of September 30, 2006 was $422 and is included in other liabilities on the consolidated balance sheet. Business interruption insurance will cover lost rents on the damaged units and expenses incurred to relocate tenants. As of September 30, 2006, business interruption insurance payments of $86 for lost rent and tenant relocation costs had been received. Lost rent income is reflected in other income on the statement of operations. An initial $13 in code upgrade costs have been identified. Additionally, the town has required sprinklers be installed in the building which is estimated to cost $58. We have not determined if coverage of the cost upgrades will be $28 per fire or is limited to a one time payment of $28.

Results of Operations

Comparison of Operations for the Nine Months ended September 30, 2006 and 2005

The following summarizes changes in our operations for the nine month periods ended September 30, 2006 and 2005. Net loss for the period ended September 30, 2006 increased from the same prior period by approximately $760, from $5,334 to $6,094, or 14.25%. The comparative period results include only 15 days of operations of the Plano community-a 229 unit property which was acquired in September 2005.

Revenue

Revenues increased approximately $2,680, from $17,562 to $20,242, or 15.3%, in the current period. Our Plano community operations contributed $1,341 to the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $413 in the current period due to increased rental rates and decreased vacancy loss. Income at the Portland communities increased approximately $622 in the current period due to decreased vacancy loss and decreased rental concessions and increased insurance proceeds income. Rental income at the Jacksonville communities increased approximately $304 in the current period due to increased rental rates.

Property operating costs

Property operating costs increased approximately $999, from $5,830 to $6,829, or 17.1%, in the current period. Our Plano community contributed $559 in operating costs in the current period. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $104 to the increase. Increased insurance costs at the Jacksonville communities contributed $141 to the increase. The remainder of the increase was mainly the result of the following; increased tax expense at all of the apartment communities; consultant fees incurred for oversight of the Bridge Creek community fire repairs; and deck repair costs at the Ridgetop community.

General and administrative expenses

General and administrative expenses increased approximately $979, from $1,933 to $2,912, or 50.7%, in the current period. The current period experienced an increase in accounting and legal expenses for costs associated with being a public company registered with the Securities and Exchange Commission. Additionally, our Plano community contributed $231 to the increase in general and administrative costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $669, from $4,096 to $4,765, or 16.3%, in the current period. Our Plano community contributed $487 to the increase. Capital improvements were made throughout 2005 and the first six months of 2006 at all of the communities. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees - related party

Portfolio and management fees decreased approximately $74, from $1,078 to $1,004, or 6.7%. All future portfolio management fees were waived by the affiliate in the fourth quarter 2005 retroactive to January 1, 2005. This resulted in a decrease in expense of approximately $327. Management fees from our Jacksonville communities, not paid to an affiliate of our joint venture partner in the current period and included in property operating costs, contributed $141 to the decrease. These decreases were offset by management fees from the Plano community and an increase in incentive management fees at the Seattle communities.

Asset management fee-related party

Asset management fees increased approximately $30 from $1,066 to $1,096 or 2.8%, in the current period. The fee earned in connection with the Plano community contributed the additional expense in the current period.

Interest Expense

Interest expense increased approximately $851, from $8,892 to $9,743, or 9.6%, in the current period. Interest expense for our Plano community and additional interest paid on the affiliate line of credit contributed the additional interest expense in the current period.

Comparison of Operations for the Three Months ended September 30, 2006 and 2005

The following summarizes changes in our operations for the quarters ended September 30, 2006 and 2005. Net loss for the quarter ended September 30, 2006 increased from the same prior period approximately $139, from $1,898 to $2,037, or 7.3%. The comparative period results include only 15 days of operations of the Plano community-a 229 unit property which was acquired in September 2005.

Revenue

Revenues increased approximately $882, from $6,039 to $6,921, or 14.6%, in the current period. Our Plano community operations contributed $440 to the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $158 in the current period due to increased rental rates and decreased vacancy loss. Income at the Portland communities increased approximately $202 in the current period due to decreased vacancy loss, decreased rental concessions and increased insurance proceeds income. Rental income at the Jacksonville communities increased approximately $80 in the current period due to increased rental rates.

Property operating costs

Property operating costs increased approximately $407, from $2,085 to $2,492, or 14.61%, in the current period. Our Plano community contributed the additional $214 in operating costs in the current period. Management fees from our Jacksonville communities, not paid to an affiliate in the current period and included in property operating costs, contributed $63 to the increase. Increased insurance costs at the Jacksonville communities contributed $92 to the increase. The remainder of the increase was mainly the result of the following; increased tax expense at all of the apartment communities; consultant fees incurred for oversight of the Bridge Creek community fire repairs; and deck repair costs at the Ridgetop community

General and administrative expenses

General and administrative expenses increased approximately $293, from $697 to $990, or 42.0%, in the current period. The current period experienced an increase in accounting and legal expenses for costs associated with being a public company registered with the Securities and Exchange Commission. Additionally, our Plano community contributed $96 to the increase in general and administrative costs.

Depreciation and amortization

Depreciation and amortization expense increased approximately $169, from $1,400 to $1,569, or 12.1%, in the current period. Our Plano community contributed $103 to that increase. Capital improvements were made throughout 2005 and the first six months of 2006 at all of the communities. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio and management fees-related party

Portfolio and management fees decreased approximately $16, from $380 to $364, or 4.2%. All future portfolio management fees were waived by the affiliate in the fourth quarter 2005 retroactive to January 1, 2005. This resulted in a decrease in expense of approximately $109. Management fees from our Jacksonville communities, not paid to an affiliate of our joint venture partner in the current period and included in property operating costs, contributed $63 to the decrease. These decreases were offset by management fees incurred at the Plano community and an increase in incentive management fees at the Seattle communities.

Asset management fee-related party

Asset management fees increased approximately $6 from $359 to $365 or 1.7%, in the current period. The fee earned in connection with the Plano community contributed the additional expense in the current period.

Interest Expense

Interest expense increased approximately $166, from $3,015 to $3,181, or 5.51%, in the current period. Interest expense for our Plano contributed the additional interest expense in the current period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, we review these estimates and assumptions, including those related to revenue recognition, allocation of purchase price, asset lives and depreciation and impairment of long-lived assets. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe, however, that the estimates, including those for the above-listed items, are reasonable. We believe the following critical accounting policies involve the most complex, difficult and subjective judgments and estimates used in the preparation of these financial statements:

Real Estate

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

Revenue Recognition

We classify tenant leases as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from a straight-line basis. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Interest income is recorded on an accrual basis.

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

We had one variable rate loan outstanding as of September 30, 2006 in the amount of $5,556, which is subject to market risk associated with interest rate changes. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 12.0%. Our short term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate plus 300 basis points (8.33% at September 30, 2006) to 9.5%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of September 30, 2006, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $56 per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION (dollars in thousands)
Item 1.	Legal Proceedings

Previously reported in Item 3., Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1.A.	Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1.A., "Risk Factors", in our Annual report on Form 10-K for the period ended December 31, 2005 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

We have experienced net losses since our inception. We incurred net losses of approximately $7,291, $7,838 and $5,679 in the fiscal years ended December 31, 2005, December 31, 2004 and the period May 15, 2003 (inception) through December 31, 2003, respectively. For the period ended September 30, 2006, we incurred net losses of approximately $6,094. We expect that we will continue to experience net losses until we repay our affiliate line of credit. We cannot assure you that we will raise the funds necessary to repay our affiliate line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

Uninsured losses or high premiums for insurance coverage relating to our Jacksonville apartment communities could adversely affect our operating results, our cash flow and our ability to authorize distributions to our stockholders.

The above normal frequency and increased strength of hurricanes seen over the past few years has led to a changing insurance environment in Gulf Coast states, especially Florida. This situation carries with it increased risk for the Company. Many insurance providers are exiting the property insurance business in these states entirely. Florida has been particularly affected, to the extent that the state insurance program of last resort is now the largest insurer in the state. When coverage is available, the costs have increased significantly over prior years. In some instances, no coverage at all or only partial coverage is available at any cost level. These conditions are especially pronounced in the case of insurance against wind damage. In the case of our Jacksonville properties, our property and casualty premium recently increased by approximately 208% and our deductible recently increased from 2% to 10%. With regard to our Jacksonville apartment communities, we were also unable to obtain coverage for the full insured value of the property against wind damage, despite soliciting bids through four different agencies. This overall turmoil in the insurance industry and the considerably increased expense when even partial coverage is available could impact the funds that the Company has available to pay distributions to stockholders. Furthermore, if any of our Jacksonville properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. Also, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2005, our Registration Statement on Form S-11 (File No. 333-108426), covering a public offering (the "Offering") of up to 105,000,000 shares of common stock to be offered at a price of $10 per share (of which 5,000,000 shares are available pursuant to our dividend reinvestment plan at a price of $9.50 per share) was declared effective under the Securities Act of 1933, as amended.

As of September 30, 2006, we had sold 1,499,902 shares of our common stock pursuant to the offering. The net offering proceeds to us, after deducting the total expenses incurred and described herein, were $13,312. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments. As of September 30, 2006 we had also issued 4,070 shares of our common stock pursuant to our dividend reinvestment plan.

From the commencement of our offering through September 30, 2006, we incurred the following expenses in connection with the issuance and distributions of the registered securities pursuant to our offering:

Type of Expense	Amount
Other expenses to affiliates*	$1,498
Other expenses to non-affiliates	3,980

Total expenses	$5,478

*"Other expenses to affiliates" includes commissions and dealer manager fees paid to Boston Capital Securities Inc., our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

A portion of the total expenses in the amount of $3,791 above have been deferred. The net offering proceeds to us after deducting the non-deferred costs were $13,312.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.
Item 6.	Exhibits .

31.1* Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Boston Capital Real Estate Investment Trust Inc.

Date: November 14, 2006	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer