Form 10-K
period 2006-12-31
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2007-03-29
CIK 1260793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number  333-108426

BOSTON CAPITAL REAL ESTATE
INVESTMENT TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-2356626
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Boston Place, Suite 2100, Boston, MA	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (617) 624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer   ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4.5 million and as of December 31, 2006 was approximately $36.8 million assuming a market value of $10.00 per share.

As of March 22, 2007, the registrant had 5,003,988 shares of common stock, $.001 par value, outstanding.

References in this Annual Report on Form 10-K to the “Company”, “we”, “us” or “our” include Boston Capital Real Estate Investment Trust, Inc. and its subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Documents Incorporated by Reference

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed no later than April 30, 2007, into Part III of this Form 10-K to the extent stated herein.

i

PART I

Item 1.                        Business

Business History

Boston Capital Real Estate Investment Trust, Inc., a Maryland corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of apartment communities in the United States. We have made an election to be treated as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 as amended, beginning with the tax year ended December 31, 2005. Our objective is to generate stable and increasing cash flow and asset value by managing apartment communities in the United States. To date we have acquired interests in 11 properties consisting of 3,098 units and comprising approximately 2,713,000 square feet located in Washington, Oregon, Utah, Florida and Texas, which are more fully described in Item 2. We acquired interests in our ten initial properties in May 2003 through borrowings under our former line of credit with an affiliate. In September 2005, we acquired our eleventh property, the Plano community, through a loan with an unaffiliated lender. Both of these loans were repaid in December 2006 with a combination of equity raised and an initial borrowing of approximately $41.0 million under our current line of credit, and the related liens on our interests in our eleven properties were released. On December 6, 2006, we entered into a credit agreement with an unaffiliated lender that provided us with an unsecured credit facility of up to $45 million, which we refer to as our current line of credit, of which approximately $27.2 million was outstanding as of March 22, 2007. At December 31, 2006, the properties were 92.2% leased.

We were initially capitalized by offering 20,000 shares of $.001 par value common stock to Boston Capital Companion Limited Partnership, an affiliated entity. The offer price of $10.00 per share resulted in gross proceeds of $200,000. In January 2006, we issued 173 shares of 12.0% Series A Cumulative Non-Voting Preferred Stock. All of our outstanding preferred stock shares were redeemed on February 15, 2007.

Our interest in each apartment community (or, where appropriate, each related group of communities) is owned by a limited liability company or other entity wholly owned by us. The apartment communities themselves are owned by subsidiaries of limited liability companies in which our subsidiary-owner companies own the equity interest and in which unaffiliated third parties have a subordinated economic interest. All of the communities that we have acquired interests in to date are encumbered by permanent mortgage indebtedness which will not be repaid from the proceeds of the offering. After we have repaid or refinanced the initial borrowing under our current line of credit, we intend to acquire interests in additional communities.

In February 2007, our board of directors approved a plan to restructure the manner in which we hold our assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we plan to form a new directly and indirectly wholly-owned partnership, which we refer to as the operating partnership, which following the restructuring will hold substantially all of our assets and liabilities, including the assumption of the obligations under our current line of credit. After the consummation of the UPREIT restructuring, we anticipate that we will own, either directly or indirectly, all of the general partnership interests and limited partnership interests of our operating partnership. In the future, we may issue limited partnership units to third parties from time to time in connection with acquisitions of apartment communities. Following the UPREIT restructuring, substantially all of our business will be conducted through the operating partnership and our primary asset will be our interests in the operating partnership.

The UPREIT restructuring is contingent on our ability to secure consents from third party lenders and others with whom we have contractual relationships. Although we believe that we will be able to obtain all necessary consents and approvals for the UPREIT restructuring, the grant of those consents and approvals is not in our control and therefore there can be no assurance that the UPREIT restructuring will be completed.

Line of Credit

On December 6, 2006 we entered into a credit agreement with Wachovia Bank, National Association that provided us with an unsecured credit facility of up to $45 million, which we refer to as our current line of credit, of which approximately $27.2 is outstanding as of March 22, 2007.

We used approximately $41.0 million of the proceeds of our current line of credit to repay existing indebtedness related to (1) our former line of credit under which we borrowed the approximately $56.6 million invested in our initial ten communities from an affiliate, BCP Funding, Inc. and which was secured by our interests in those communities and (2) a loan from Wachovia Bank, National Association under which we borrowed approximately $5.6 million to fund a portion of the purchase price of our Plano community, which we refer to as the Plano loan. Simultaneous with the closing of our current credit facility with Wachovia Bank, National Association on December 6, 2006, we borrowed approximately $41.0 million under the credit facility, the initial borrowing, and contributed approximately $22.0 million of equity and other available REIT funds which, in combination, were utilized to repay the full amount of the debt outstanding under our former line of credit and the Plano loan. In connection with the repayment of our former line of credit, the liens on our interests in our initial ten communities securing the former line of credit were released. Of the $27.2 million outstanding under our current line of credit as of March 22, 2007, all of such balance is related to our initial borrowing under our current line of credit. Unlike our former line of credit, borrowings under our current line of credit will not be secured by our interests in any of the eleven properties currently owned by us.

Until the repayment of our initial borrowing under our current line of credit, the terms of our credit agreement restrict us from paying a dividend to our stockholders in excess of 6% per annum (if authorized by our board of directors and provided that there is no event of default under our credit agreement). Thereafter, there is no dividend restriction so long as no event of default exists under the credit agreement. In addition, we are obligated to utilize all net proceeds received from the offering to repay our initial borrowing under our current line of credit after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. This requirement may limit our ability to acquire new properties.

Subsequent to our repayment of our initial borrowings under our current line of credit, the credit facility will convert into a revolving, acquisition line of credit and may then be utilized by us (i) to fund future acquisitions; (ii) to fund capital needs associated with our existing real estate portfolio, (iii) for the issuance of letters of credit on our behalf; and (iv) for general working capital purposes. After the conversion to the acquisition line of credit, advances under the credit facility must be repaid within ninety days. In the event an advance is not repaid within the ninety-day period, availability under the credit facility will be eliminated, and we will have six months to fully repay any amount outstanding.

Our Initial Public Offering

We have filed a Registration Statement on Form S-11  (the “Registration Statement”) and the related prospectus, as amended and supplemented (the “Prospectus”), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our initial public offering. We refer to our initial public offering as “the offering.”  Until subscriptions aggregating at least $2.5 million were received and accepted by us, all subscription proceeds were placed in escrow pursuant to the terms of an escrow agreement with Boston Private Bank and Trust Company. On June 29, 2006, having exceeded this

“minimum offering” condition, we had an initial closing of the offering and admitted our initial subscribers as stockholders. When the offering commenced, we offered 100,000,000 shares of our common stock under the primary offering and an additional 5,000,000 shares of our common stock under our distribution reinvestment plan. Subsequently, we reallocated 7,500,000 shares of common stock being offered between the primary offering and the distribution reinvestment plan. Our board of directors has authorized a reallocation of shares being offered under the primary offering and the distribution reinvestment plan under which we plan to offer 925,000,000 shares of our common stock at a purchase price of $10.00 per share and an additional 12,500,000 million shares at $9.50 per share under our distribution reinvestment plan. We are offering these shares pursuant to a registration statement on Form S-11, which was initially declared effective by the Securities and Exchange Commission on June 22, 2005. Since the commencement of the offering, we have accepted investors’ subscriptions received through March 22, 2007, and issued approximately 4,958,578 shares of our common stock to stockholders, with gross proceeds of approximately $49.6 million distributed to us. In addition, we issued approximately 45,410 shares pursuant to our distribution reinvestment program with gross proceeds of approximately $454,104 distributed to us.

We will admit stockholders to our company, and release investor funds from escrow, as soon as practicable. Subscriptions may not be withdrawn by purchasers. Interest will only be earned by investors on subscription proceeds held in escrow longer than twenty (20) calendar days. Any interest earned on subscription proceeds held in escrow less than such period will be paid to us and we will use such amounts for working capital. All interest distributions, if due, will be made within 75 days of the end of the fiscal quarter following the relevant closing date. The current interest rate is 3.75%, but the rate can adjust similar to a bank passbook savings rate. The dealer-manager will not purchase any of our shares.

2006 Highlights

During 2006, we completed the following key transactions:

•       We issued approximately 3,661,606 shares of our common stock (inclusive of distribution reinvestments) resulting in gross proceeds to us of approximately $36.6 million;

•       On December 6, 2006 we entered into our current line of credit agreement with Wachovia Bank, National Association that provided us with an unsecured credit facility of up to $45 million, of which $38.1 million was outstanding as of December 31, 2006 and $27.2 million was outstanding as of March 22, 2007; and

•       In December 2006, we repaid principal and interest outstanding under our former line of credit with an affiliate, which was secured by our interests in our initial properties, and, a loan with Wachovia Bank, National Association with respect to our Plano community. Both of these loans were repaid with a combination of equity raised under the offering and initial borrowings under our current line of credit.

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

Employees

We have no direct employees. The employees of our advisor and dealer-manager and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on affiliates of our advisor for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Business and Business Strategies

Our business objective is to generate stable and increasing cash flow and asset value by managing apartment communities in the United States, typically garden apartments and select mid-rise properties of 150 or more rental units that are located in suburban or metropolitan areas. Our policy is to acquire assets primarily for current income generation. Some of the properties that we own and in which we intend to invest are apartment communities which our advisor believes are undervalued mainly because of deferred maintenance or renovations which the seller has not performed. For any such communities, we will need to raise sufficient funds to make any such deferred maintenance or renovations. In addition, we invest in properties located in markets which offer favorable value and growth prospects. In general, our investment objectives are to:

•       provide regular monthly cash distributions, as well as provide growth in distributions over time;

•       increase our value through increases in the cash flows and values of our apartment communities; and

•       preserve and protect the value of our interest in our communities and secondarily achieve long-term capital appreciation.

The achievement of these objectives is not guaranteed.

Property Selection

When making investments in apartment communities, our advisor considers relevant real property and financial factors, including the condition and location of the community, its income-producing capacity and the prospects for its long-term appreciation. The proper location, design and amenities are important to the success of a community. Apartment communities under consideration are first subjected to a comprehensive due diligence review. In selecting specific communities, the advisor, as approved by our board of directors, applies the following minimum standards:

•       The apartment community is in what the advisor considers to be a quality market area within locations that provide stability and upside potential.

•       We will endeavor to maintain an aggregate mortgage indebtedness on our communities totaling between 55% and 65% but in any event not more than 70% of our gross asset value, but this is not a limitation on the amount of mortgage indebtedness on any one community acquired, and there are no limitations in our organizational documents regarding the amount of mortgage and other borrowings on our communities. The aggregate amount of our indebtedness outstanding at any time, however, may not exceed 300% of our net assets. For these purposes, “gross asset value” means the total purchase price of our properties, including property-level acquisition costs, closing costs and reserves, company-level acquisition fees, company-level capitalized expenses and company-level reserves or the value reported in the most recent appraisal of the properties, whichever is later, and “net asset value” means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied.

•       For communities acquired before the minimum offering of $2.5 million was raised, the communities have 18 months of stable operations; following such period, we expect that at least 90% of the communities will meet this standard.

The following describes the factors the advisor considers when deciding whether to invest in an apartment community:

•       Location considerations include characteristics of the surrounding area and the suitability of the neighborhood services and amenities available to the resident base. The advisor considers accessibility to the community by both public and private transportation, and its visibility and curb appeal to prospective residents. Property considerations include physical aspects of the property, its condition, quality of design and materials and its amenities.

•       The market area is characterized as having current and long-term suitable demographic and economic conditions. The advisor considers supply and demand factors and determines whether the capture rates in the primary and secondary market areas are within appropriate standards for the resident base. The advisor also considers the competitive advantage of the community as compared with competing properties in the same market area.

•       In its determination of the stability of the communities’ operations, the advisor considers the potential impact of rent growth, turnover, rent discounts, concessions and other factors that exist or may exist in the competitive environment.

•       The community must be in a market area possessing attractive investment attributes, including income growth, stability and upside associated with improving market fundamentals and/or value added through renovation or repositioning of the property.

•       The advisor must determine, through third-party environmental and engineering assessments, that the property is not subject to any recognized environmental or physical conditions or deferred maintenance costs that would impact the future operations, marketability or salability of the property.

•       The community’s management team, including any potential joint venture partners, must demonstrate substantial experience, where applicable, in the design, development and management of market rate apartment communities. The advisor considers each individual’s or entity’s current financial position, past financial performance and performs credit checks, background checks and reference reviews.

•       Communities will not be acquired from the advisor or any of its affiliates unless a majority of the independent directors approve the transaction as being fair and reasonable to us and at a price no greater than the cost of the asset to such advisor or affiliate, or if the price is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable.

Financing

We will use the proceeds from the offering to repay our initial borrowing under our current line of credit. After the initial borrowing under our current line of credit has been repaid or refinanced, we will pursue one or both of two alternatives for acquiring interests in additional communities. One, our board of directors may determine to establish one or more new lines of credit to be used to purchase interests in additional communities and to repay those borrowings as sufficient funds are raised from the sale of additional shares. If our board determines to repeat this borrowing and repayment process, it is possible that any new borrowing will be secured by our interests in all of our communities. Alternatively, our board may determine to acquire additional interests in communities as sufficient funds are raised. In this alternative, no funds would have to be borrowed under any line of credit to acquire interests in communities. Whichever alternative is used, our board of directors anticipates that every community we invest in will be encumbered by mortgage indebtedness, that the aggregate amount of the mortgage indebtedness on our communities that are no longer (or have not been) financed with our current line of credit or any replacement line of credit is projected to be within the targeted range of 55% to 65% but in any event will not be more than 70% of the gross asset value of those communities. Gross asset value means the total purchase price of our properties, including property-level acquisition costs, closing costs and reserves, company-level acquisition fees, company-level capitalized expenses and company-level reserves or the value reported in the most recent appraisal of the properties, whichever is later. However, we have no limitations in our organizational documents regarding the amount of mortgage and other borrowings on our communities, other than the aggregate amount of our indebtedness outstanding at any time may not exceed 300% of our net assets. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any borrowings in excess of this 300% level will be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess.

Property Management

The selection of property managers by our advisor, as approved by our board of directors, will be based on management capability. We intend to enter into property management agreements only with managers having substantial prior experience in the operation of apartment communities, who may also manage competing communities in the same geographic area. We plan to engage property managers that are not affiliated with our company or our advisor. The managers of the communities we currently own interests in meet these criteria. All of our current property management agreements are the result of arm’s-length negotiations.

Typically, a wholly owned subsidiary of our company owns limited liability company interests (representing all of the equity) in a limited liability company (LLC) that owns, through wholly owned subsidiaries, a group of apartment communities. The manager of the LLC that owns apartment communities through wholly owned subsidiaries is typically an affiliate of the property manager, and typically has a small economic interest in the LLC. We have the right to remove and replace the LLC manager at any time without cause. We believe that this arrangement, along with the right to a portion of net sale proceeds from the disposition of an asset after certain benchmark payments have been made to us,  is an appropriate incentive to encourage performance by the manager of the LLC. Reports are provided by the property manager to our advisor for review on request or at a minimum on a monthly basis.

Distributions

In order to qualify as a REIT for federal income tax purposes, we must currently distribute at least 90% of our REIT taxable income to our stockholders. We intend, although we are not legally obligated, to authorize distributions monthly and pay distributions monthly during the offering period and thereafter. However, our board of directors, in its sole discretion, may determine to authorize or pay distributions on another basis. Any distributions we make, however, will be at the discretion of our board of directors, in accordance with our earnings, cash flow, capital needs and general financing condition. Until the repayment of our initial borrowing under our current line of credit, the terms of our credit agreement restrict us from paying a dividend to our stockholders in excess of 6% per annum (if authorized by our board of directors and provided that there is no event of default under our credit agreement).

Distributions will be made to those holders of our common stock as of daily record dates selected by our board of directors so that investors are entitled to be paid distributions on the day they purchase shares. We expect to initially make distributions that include a return of capital.

Since we began operations, our board of directors has declared distributions to our common stockholders, as summarized below:

Period	Approximate Amount Per Share Rounded	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price(1)
Fiscal Year 2006	.3566	6.0%
First Qtr 2007	.1463	6.0%

(1)          The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than 6.0%, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share.

Insurance

We believe that our properties are adequately insured.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with the tax year ended December 31, 2005. We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, and that our manner of operation will enable our company to meet the requirements for taxation as a REIT for federal income tax purposes, but cannot assure you that we will meet such requirements. To maintain REIT status, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on REIT taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income and property.

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

Regulations

Our investments, as well as any investments that we may make, are subject to various federal, state and local laws, ordinances and regulations (including those of foreign jurisdictions), including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We file various reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K, which are available though the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) by accessing the SEC’s home page (http://www.sec.gov). The documents are also available to be read or copied at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, D.C., 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                Risk Factors

Presented below are certain factors we believe are material to our stockholders. You should be aware that there are various risks, including those described below that in the future will, and in some cases, already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors. This section includes or reflects certain forward-looking statements. You should read the explanation of the qualification and limitations on such forward-looking statements in this annual report on Form 10-K under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RISKS RELATED TO OUR PROPERTIES AND OUR BUSINESS

We may incur substantial debt. Borrowing creates risks that the offering proceeds may be insufficient to pay or our cash flow may be insufficient to meet our debt obligations.

We may borrow money to acquire interests in communities, to preserve our status as a REIT, for payment of distributions to stockholders and for other corporate purposes. Our board of directors anticipates that we will obtain one or more lines of credit to provide financing for the acquisition of interests in communities to the extent we have not yet raised sufficient offering proceeds. Loans we obtain in the future may be secured by some of our properties, which would put those properties at risk of forfeiture if we were unable to pay our debts and could hinder our ability to make distributions to our stockholders in the event income on such properties, or their value, falls. Principal and interest payments on these future loans would reduce the amount of money available to pay distributions to our investors.

Borrowing may be risky if the cash flow from our real estate investments is insufficient to meet our debt obligations. Further, if our leverage does not increase our profitability, we will have less cash available for distributions. If we cross-collateralize our properties in order to provide additional collateral to a lender, we run the risk of losing a good-performing property in the event that it is cross-collateralized with a poor-performing property that causes us to default on our loan terms. Our board of directors anticipates that every community we invest in will be encumbered by mortgage indebtedness, that the aggregate amount of the mortgage indebtedness on our communities that are no longer (or have not been) financed with our former line of credit or any replacement line of credit is projected to be within the targeted range of 55% to 65%, but in any event will not be more than 70% of the gross asset value of those communities. Gross asset value means the total purchase price of our properties, including property-level acquisition costs, closing costs and reserves, company-level acquisition fees, company-level capitalized expenses and company-level reserves or the value reported in the most recent appraisal of the properties, whichever is later. However, we have no limitations in our organizational documents regarding the amount of mortgage and other borrowings on our communities, other than that the aggregate amount of our indebtedness outstanding at any time may not exceed 300% of our net assets. Net assets means our total assets, other than intangibles, at cost before deducting depreciation or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. Any borrowings in excess of this 300% level will be approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess. We currently have an unsecured line of credit with Wachovia Bank, National Association under which we have made an initial borrowing of approximately $41 million, which was used to pay off a portion of our former line of credit in December 2006. Our communities are also currently encumbered by mortgage debt, and we expect any additional properties we acquire interests in to be similarly encumbered.

Interest only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have and may in the future finance our property acquisitions using interest only mortgage indebtedness. During the interest only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans. For more information regarding the mortgages secured by our communities see the “Business and Properties” section of this prospectus.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may borrow money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on the investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations. We have a credit agreement with Wachovia Bank, National Association under which we have made an initial borrowing of approximately $41 million, which was used to pay off our former line of credit in December 2006. This unsecured credit facility contains operating and financial restrictions and covenants including financial covenants that require us to meet aggregate debt (which includes property level mortgage debt) to real estate value ratios as well as debt service coverage ratios. Additionally, until the repayment of our initial borrowing under our current line of credit, the terms of our credit agreement restrict us from paying a dividend to our stockholders in excess of 6% per annum (if authorized by our board of directors and provided that there is no event of default under our credit agreement). The operating and financial restrictions and covenants in our credit agreement, as well as any future financing agreements that we may enter into, may restrict our ability to acquire additional communities, finance our operations or fully pursue our business strategies. A breach of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness under the credit facility to become immediately due and payable and terminate all commitments to extend further credit. Although we believe that we are currently in compliance under this agreement, we cannot assure you that a violation will not occur in future periods.

Adverse economic conditions and competition may impede our ability to renew leases or re-lease units as leases expire and require us to undertake unbudgeted capital improvements, which could harm our business and operating results.

Adverse economic conditions.

If our communities do not generate revenues sufficient to meet operating expenses, including debt service and capital expenditures, our income and results of operations will be significantly harmed. An apartment community’s revenues and value may be adversely affected by the general economic climate; the local economic climate; local real estate considerations (such as oversupply of or reduced demand for apartments); the perception by prospective residents of the safety, convenience and attractiveness of the communities or neighborhoods in which our properties are located and the quality of local schools and other amenities; and increased operating costs (including real estate taxes and utilities). Certain significant fixed expenses are generally not reduced when circumstances cause a reduction in income from the investment.

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

Competition.

We will face competition from other properties of the same type within the areas in which our apartment communities will be located. Competition from other properties may affect our ability to attract and retain residents, to increase rental rates and to minimize expenses of operation. Virtually all of the leases for our apartment communities will be short-term leases (generally, one year). Increased competition for residents may also require us to make capital improvements to apartment communities which we would not have otherwise planned to make. Any unbudgeted capital improvements we undertake may divert cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-lease apartment units as leases expire, it would result in decreased cash flow from residents and harm our operating results.

Our debt covenants may restrict our operating activities, which may harm our financial condition and operating results.

The mortgages on our communities contain and will contain customary negative covenants such as those that limit the owner’s ability, without the prior consent of the lender, to transfer interests or further mortgage the applicable property or to discontinue insurance coverage. In addition, our current line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, which we will have to maintain. These include the requirement to provide financial statements and information requested by the lender, and limit indebtedness to our current line of credit, property mortgages and indebtedness incurred for the payment of taxes and governmental charges and for services and materials in the ordinary course of business. We must also obtain the lender’s consent to the sale or refinancing of any assets pledged under our current line of credit, to any change in our control and to the placing of any lien on the pledged assets.

We may rely on borrowings under another line of credit to finance capital improvement projects and for working capital, and if we are unable to borrow under another line of credit or to refinance existing indebtedness our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender could declare a default and require us to repay the debt immediately and, if the debt is secured, could immediately take possession of the property securing the loan.

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

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.

Our advisor and board of directors may be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments. Additionally, we may be required to make substantial non-refundable deposits prior to completing our analysis and due diligence on property acquisitions and the actual time period during which we will be allowed to conduct due diligence may be limited. In these cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with its evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

We bear all expenses incurred in our operations. If any community is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expense, then we could be required to expend funds for that community’s operating expenses. The communities will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. In addition, our board of directors, in its discretion, may retain any portion of cash funds generated by operations for working capital. We cannot assure you that sufficient cash will be available for distribution to you.

Renovation of properties may result in increased costs and loss of income during the renovation period.

Currently some of the properties that we own are communities which our advisor believes are undervalued mainly because of deferred maintenance or renovations which the seller has not performed. For similar communities purchased in the future, we will need to raise sufficient funds to make any such deferred maintenance or renovations. We will be subject to risks relating to the contractor’s ability to control construction costs and meet timetables. Performance may also be affected or delayed by conditions beyond the contractor’s control. In some cases, tenants will have to be relocated during the renovation. This will add to our costs. Delays in completion of any renovations will add to these costs. Vacant units that are being renovated usually cannot be rented to tenants and this will adversely affect our rental income. In addition, we will be subject to normal lease-up risks for units which were not rented during renovation.

Development and construction of properties may result in delays and increased costs and risks.

While we have no present plans to do so, we may in the future invest in the acquisition of properties upon which we will develop and construct apartment communities. We will be subject to risks relating to the builder’s ability to control construction costs or to build in conformity with contract terms, plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give residents the right to terminate preconstruction leases for apartments at a newly developed apartment community. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction since the builder may default in completing the project for which progress payments have been made. Factors such as these can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property.

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

Our apartment communities may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which our tenants or property managers or their employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our tenants or others could expose us to liability if property damage or health concerns arise.

We may face conflicts with sellers, partners and joint venturers.

We may acquire communities from sellers that we will retain as property managers and who typically will continue to own an equity or other economic interest in the communities as the general partner or managing member of the owner limited partnership or limited liability company. We will own substantially all the equity interests in the owner entities, with the right to remove the general partner or managing member without cause. While we have no present plans to do so, we may also enter into joint ventures with other programs affiliated with us for the acquisition, development or improvement of properties, and we may develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. These investments may involve risks not otherwise present with an investment in real estate, including, for example: the possibility that our co-venturer or partner in an investment might become bankrupt; that such co-venturer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Actions by a co-venturer or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns. Under certain joint venture agreements, neither co-venturer may have the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. We may face certain additional risks and potential conflicts of interest in the event we enter into joint ventures. For example, the co-venturer may never have an active trading market for its equity interests. Therefore, if we become listed on a national securities exchange or on the NASDAQ Global Market, we may no longer have similar goals and objectives with respect to the resale of properties in the future. In addition, in the event that we are not listed on a national securities exchange or on the NASDAQ Global Market by June 22, 2015, our organizational documents provide for an orderly liquidation of our assets if stockholders holding a majority of our shares vote to authorize us to liquidate. In the event of our liquidation, any joint venture may be required to sell its properties at that time. Although the terms of any joint venture agreement could grant the co-venturer a right of first refusal to buy the properties held in the joint venture in the event of our liquidation, it is not possible to determine at this time whether the co-venturer would have sufficient funds to exercise the right of first refusal in these circumstances.

The liquidation of our assets may be delayed.

If our shares are not listed on a national securities exchange or on the NASDAQ Global Market by June 22, 2015, we will undertake, if stockholders owning a majority of our stock vote to authorize us to do so, to sell our assets and distribute the net sales proceeds to our stockholders, and we will thereafter engage only in activities related to our orderly liquidation. Neither our advisor nor our board of directors may be able to control the timing of the sale of our interests in apartment communities due to market conditions, and we cannot assure you that we will be able to sell our assets so as to return our stockholders’ aggregate invested capital, to generate a profit for the stockholders or to fully satisfy our debt obligations. We will only return all of our stockholders’ invested capital if we sell our interests in communities for more than their original purchase price, although return of capital, for federal income tax purposes, is not necessarily limited to stockholder distributions following sales of properties. If we take a purchase money obligation in partial payment of the sales price of our interest in a community, we will realize the proceeds of the sale over a period of years.

We expect to make distributions that include a return of capital.

We expect to make distributions that include a return of capital, and to the extent we do so prior to the repayment of our current line of credit, we will have less funds available to repay our current line of credit. Until the repayment of our initial borrowing under our current line of credit, the terms of our credit agreement restrict us from paying a dividend to our stockholders in excess of 6% per annum (if authorized by our board of directors and provided that there is no event of default under our credit agreement). We may use various non-operational sources of cash in order to pay such distributions. For example, we could borrow funds on a short term basis. We could also sell additional shares of stock or we could sell some of our communities. If we do any of the foregoing, we may decrease cash available for future distributions. To the extent we make distributions in excess of our current or accumulated earnings and profits, the distribution will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares, and the amount of each distribution in excess of a U.S. stockholder’s tax basis in its shares will be taxable as gain realized from the sale of its shares.

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

Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, without a vote of our stockholders, our board may: amend or revise our major policies, including financing and distributions, change our advisor’s compensation, and employ and compensate affiliates, replace our advisor with a new advisor or employ and compensate staff to perform some or all of our advisor’s duties in-house, determine the compensation of board members, prevent the ownership transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of our stockholders, issue additional shares, which could dilute your ownership, and list the shares on a national securities exchange or market. Any of these actions could reduce the value of our company.

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

(4) Maryland law may discourage a third party from acquiring us.   Maryland law restricts mergers and other business combinations between our company and an interested stockholder. An “interested stockholder” is defined as any person who is the beneficial owner of 10% or more of the voting power of our common stock and also includes any of our affiliates or associates that, at any time within the two-year period prior to the date of a proposed merger or other business combination, was the beneficial owner of 10% or more of our voting power. A person is not an interested stockholder if, prior to the most recent time at which the person would otherwise have become an interested stockholder, our board approved the transaction which otherwise would have resulted in the person becoming an interested stockholder. For a period of five years after the most recent acquisition of stock by an interested stockholder, we may not engage in any merger or other business combination with that interested stockholder or any affiliate of that interested stockholder. After the five-year period, any merger or other business combination must be approved by our board and by at least 80% of all the votes entitled to be cast by holders of outstanding shares of our voting stock and two-thirds of all the votes entitled to be cast by holders of outstanding shares of our voting stock other than the interested stockholder or any affiliate or associate of the interested stockholder unless, among other things, the stockholders (other than the interested stockholder) receive a minimum price for their common stock and the consideration received by those stockholders is in cash or in the same form as previously paid by the interested stockholder for its common stock. These provisions of the business combination statute do not apply to business combinations that are approved or exempted by our board prior to the most recent time that the interested stockholder becomes an interested stockholder. However, the business combination statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer.

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

Potential investors in the offering do not have preemptive rights to any shares issued by us in the future. Therefore, investors purchasing shares in the offering may experience dilution of their equity investment in our company in the event that we: sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, sell securities that are convertible into shares, issue shares in a private offering of securities to institutional investors, issue shares of common stock upon the exercise of options granted to our independent directors or consultants and employees of our company, our advisor and affiliates, or issue shares to sellers of communities acquired by us. Further, our board has the ability to issue shares of preferred stock with rights senior to those of our common stock, which could include superior dividend rights that could result in our common stockholders receiving no dividend distributions. Upon the consummation of our UPREIT restructuring, we may issue partnership units which are redeemable for our common stock or which are convertible into shares of preferred stock with rights senior to those of our common stock either for cash or in connection with acquisitions of apartment communities. Such issuances could result in a dilution of stockholder equity. Because the limited partnership interests of our operating partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

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

Payment of fees to our advisor and its affiliates were not determined in arm’s length negotiations and will reduce cash available for investment and distribution.

Our advisor and its affiliates, including the dealer-manager, will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our properties and the management of our affairs on a day-to-day basis. They will be paid fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders and which may reduce the price you will receive for any shares you may sell. The fees we will pay to our advisor and its affiliates were not determined in arm’s-length negotiations and are not based on our performance.

Debt service payments and restrictive covenants in credit agreements may prevent or delay our ability to invest in new communities.

Under the terms of our current credit agreement, we are obligated to utilize all net proceeds from the offering to repay any amounts outstanding under our unsecured credit facility after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. If our net income is less than we anticipate, the amount of working capital that we will have available to invest in our communities after the repayment of our initial borrowing under our current line of credit with Wachovia Bank, National Association will be reduced, which could harm our ability to achieve our investment objectives and to pay distributions to our stockholders.

We may not have available operating cash flows from any of the communities described in this annual report to pay distributions to stockholders.

We intend to use a portion or all of such funds to make distributions that include a return of capital, and we will therefore have less capital to repay our current line of credit, which would delay our repayment of this borrowing.

We have experienced net losses since our inception. We incurred net losses of approximately $9.0 million, $7.3 million, $7.8 million and $5.6 million in the fiscal years ended December 31, 2006, December 31, 2005, December 31, 2004 and the period May 15, 2003 (inception) through December 31, 2003, respectively. We expect that we will continue to incur losses until we repay our initial borrowing under our current line of credit with Wachovia Bank, National Association or any refinancing thereof. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

We are dependent on the dealer-manager.

Boston Capital Securities, Inc, the dealer manager of our offering, entered into an Acceptance, Waiver and Consent (AWC) with the NASD’s Boston District office in March 2006 to resolve an NASD inquiry into Boston Capital Securities Inc.’s offer and sale of securities in certain series of Boston Capital Tax Credit Fund V, L.P. (“Fund V”). The NASD staff found that Boston Capital Securities Inc. violated: (i) NASD Conduct Rules 2710(b)(4)(B)(ii) and 2110 by marketing and selling an offering of a series of Fund V before receiving the necessary NASD approvals; (ii) NASD Conduct Rules 2810(b)(4)(B) and 2110 by exceeding the NASD’s underwriting compensation guidelines with respect to another offering of a series of Fund V; (iii) NASD Conduct Rules 2710(c)(2)(C) and 2110 by making incorrect disclosures regarding its underwriting compensation in connection with the offering as described in subsection (ii); and (iv) NASD Conduct Rule 3010 for having inadequate supervisory systems and procedures to prevent the above-mentioned rule violations. Boston Capital Securities Inc. neither admitted nor denied the NASD’s charges, but consented to the entry of the NASD’s findings, and was fined $1.2 million. Because we are dependent on Boston Capital Securities, Inc. in connection with our offering, any other NASD or other regulatory actions which could have a material adverse effect on Boston Capital Securities, Inc. could also have a material adverse effect on us. Our board of directors can replace Boston Capital Securities, Inc. as the dealer-manager at any time.

Stockholders may not be able to liquidate their investment promptly at a reasonable price.

There is no current public market for our shares, and, therefore, it will be difficult for you to sell your shares promptly. In addition, the price received for any shares sold is likely to be less than the proportionate value of the interests in real estate we own and, due in part to the illiquidity of our shares and the initial sales load, less than the initial public offering price. Although it is possible that our common stock may be listed on a national securities exchange or on the NASDAQ Global Market in the future, there is no guarantee that such a listing can or will be accomplished or that a public market for our shares will develop, or if one develops, that the price received for any shares sold will equal or exceed the initial public offering price. Stockholders should consider their investment in our company to be a long-term investment.

You cannot evaluate all of the properties we may own.

Currently, we own interests in the apartment communities described in this annual report, representing approximately 8.0% of the amount of the maximum offering or approximately $80.9 million. If we continue to raise funds after we have raised amounts sufficient to repay all our outstanding indebtedness under our current line of credit, we will acquire interests in additional apartment communities which our advisor has not identified and which will be a blind pool that you will not have the opportunity to evaluate. You must rely on the ability of our advisor to find suitable additional investments. We cannot guarantee that our advisor will be able to find additional investments meeting our investment objectives or that any investment we have made or will make will generate income for stockholders or increase in value over time. In addition, our board of directors may approve additional future equity offerings or obtain additional financing, the proceeds of which may be invested in additional communities. Therefore, you will not have an opportunity to evaluate all of the communities that will be in our portfolio prior to purchasing shares in the offering.

Limited diversification increases risk of loss.

The number of communities that we will own interests in and the geographic diversity of our investments will be reduced to the extent that the total proceeds of the offering are less than $1 billion. With limited diversity, an apartment community with poor operating results can have a greater negative effect on our operations as a whole. Currently, we own properties in the Seattle, Washington, Portland, Oregon, Salt Lake City, Utah, Plano, Texas and Jacksonville, Florida, areas. If we do not raise sufficient funds to repay loans with respect to the communities in any of these areas, we will lose our interests in such communities and the geographic diversity of our investments would be reduced.

Our management and that of our advisor have little experience investing in market rate apartment communities and no experience operating a REIT.

Although our management and that of our advisor have extensive experience in investing in apartment communities, substantially all of this experience was acquired by managing entities that invested in apartment communities financed or operated, or both, with one or more forms of government subsidy. The investment objectives of these affordable housing programs were to create certain tax benefits in the form of low-income housing and rehabilitation tax credits or tax losses. Distributions of current cash flow were not a primary objective of these entities. The lack of substantial experience of our management and its affiliates in investing in market rate apartment communities may adversely affect our results of operations. Neither we nor our advisor has previously operated a REIT; however, officers of our advisor have previously managed market rate properties. During their more than 30-year history, our advisor and its affiliates and predecessors acquired 19,338 apartment units of which 4,023 were market rate units. However, they have not previously offered a fully market rate community program. A REIT must operate in a manner that enables it to meet complex requirements under the Internal Revenue Code. If we fail to qualify as a REIT, we will be subject to increased taxation.

You are limited in your ability to sell shares pursuant to our share redemption program.

Even though our share redemption program provides you with the opportunity to redeem your shares for $9.15 per share (or the price you paid for the shares, if lower than $9.15) after you have held them for a period of one year, you should be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a pro rata basis at the end of each quarter and will be limited to the lesser of (i) during any calendar year, 3% of the weighted average number of shares outstanding during the prior calendar year, or (ii) the proceeds we receive from the sale of shares under our distribution reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. Our board of directors reserves the right to amend or terminate the share redemption program at any time. In addition, the board of directors has delegated authority to our officers to reject any request for redemption for any reason at any time. Therefore, in making a decision to purchase shares of our company, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•       limitations on capital structure;

•       restrictions on specified investments;

•       prohibitions on transactions with affiliates; and

•       compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate assets or real estate related assets. Further, to maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. To avoid regulation as an investment company, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We may invest in assets that are determined to be securities rather than interests in, or liens upon, real estate. If a sufficient amount of our assets were determined to be securities instead of interests in, or liens upon, real estate, we would be required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Registration as an investment company could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to you.

Our capital raising ability is principally reliant on one selected dealer.

As previously disclosed, we continue to be principally reliant on Ameriprise Financial Services, Inc. to market our shares to investors. Any adverse change in that arrangement could severely limit our ability to increase assets under management and may prevent us from having funds available for new transactions. Notwithstanding the above, we have entered into soliciting dealer agreements with approximately 84 NASD registered firms who are in various stages of marketing our shares to investors. The dealer-manager’s marketing efforts will continue in an effort to add participating broker-dealers on a regular basis but we cannot assure you that the dealer-manager will be successful in such marketing efforts.

Your subscription payment is irrevocable.

Once we have accepted your subscription to purchase shares in the offering, your subscription is irrevocable and you cannot withdraw your payment for your shares. Subscriptions will be released from escrow as soon as practicable. Interest will only be earned by investors on subscription proceeds held in escrow longer than twenty (20) calendar days. Any interest earned on subscription proceeds held in escrow less than such period will be paid to us and we will use such amounts for working capital. All interest distributions, if due, will be made within 75 days of the end of the fiscal quarter following the relevant closing date. The current interest rate is 3.75%, but the rate can adjust similar to a bank passbook savings rate.

CONFLICTS OF INTEREST RISKS

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

The “Conflicts of Interest” section provides a further discussion of the conflicts of interest between us and our advisor and its affiliates and our policies to reduce or eliminate certain potential conflicts.

There are certain relationships between our company and other entities providing services to us.

Our advisor is a wholly owned subsidiary of Boston Capital Holdings Limited Partnership. John P. Manning, our Chairman and Chief Executive Officer, owns the general partner of and a limited partner interest in Boston Capital Holdings Limited Partnership.

Boston Capital Holdings Limited Partnership also owns 66 2/3% of the dealer-manager. Mr. Manning also owns the general partner of and a limited partner interest in Boston Capital Companion Limited Partnership. Boston Capital Companion Limited Partnership owns 20,000 shares of our common stock.

Our advisor was not involved in the initial formation transactions for the Seattle communities. Initially, an affiliate of our advisor, BC-GFS LLC, was formed and controlled by John P. Manning to acquire the Seattle communities from Goodman Financial Services (“GFS”), an unaffiliated entity. GFS had already entered into binding contracts to purchase the Seattle communities from a third party seller and it agreed to assign its entire right to purchase the Seattle communities to BC-GFS LLC in return for the initial property management contracts for the communities. This included a share of cash flow and sale proceeds to the GFS affiliate after a preferred return on investors’ unreturned capital contributions.

The ownership of BC-GFS LLC was amended so that we now own 99.99% of the economic interest and BCMR Special, Inc. (which is controlled by Boston Capital Companion Limited Partnership) owns 0.01% of the economic interest.

The directors may determine in the future that it may be in the best interest of our company to become completely or partially self-administered.

In such event, the directors may determine to acquire all or a portion of our advisor or its affiliates in exchange for cash, stock or other consideration. Any such acquisition would be subject to the conflict of interest provisions of our articles of incorporation governing transactions with our advisor and its affiliates, which generally require a finding by a majority of the directors (including a majority of the independent directors) that the transaction is fair and reasonable to the company.

Depending on the circumstances and the nature and amount of the consideration, a stockholder vote may not be required to authorize such an acquisition.

We will experience competition for properties.

Our advisor will be selecting properties for other programs and entities as well as for our company. The selection of properties for our company may be subject to conflicts of interest. We cannot be sure that our advisor will act in our best interests when deciding whether to allocate any particular property to us. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before making your investment.

There will be competing demands on our officers and directors.

Our directors and officers, and the officers of our advisor, have management responsibilities for other companies including affiliated companies. For this reason, these officers and directors will share their management time and services among those companies and our company, will not devote all of their attention to our company, and could take actions that are more favorable to the other companies than to our company.

The timing of acquisitions and sales may favor our advisor.

Our advisor or its affiliates may immediately realize 2.7% of the gross offering proceeds in acquisition fees and 0.5% of the gross offering proceeds for acquisition expenses as a result of any investment in a community by us. They may realize subordinated disposition fees of 3% of the sales price for communities sold after our stockholders receive a return of all of their invested capital plus the Stockholder’s 6.0% Return. After stockholders have received their return of capital and the Stockholder’s 6.0% Return, our advisor is entitled to 15% of the remaining net sales proceeds. Our board of directors must approve any investments and sales, but our advisor’s recommendation to the board may be influenced by the impact of the transaction on our advisor’s compensation. Our advisor or its affiliates also will receive monthly 1/12th of 0.75% of the amount invested in communities (including all mortgage debt). The agreements between us and our advisor were not the result of arm’s-length negotiations. As a result, our advisor may not always act in our best interests, which could adversely affect our results of operations. The agreements between us and our advisor were negotiated by the same people, but our independent directors at that time did review and approve the agreements.

We may invest with affiliates of our advisor.

We may invest in joint ventures with other programs sponsored by our advisor or its affiliates. Our board of directors, including the independent directors, must approve the transaction, but our advisor’s recommendation may be affected by its relationship with one or more of the co-venturers and may be more beneficial to the other programs than to us. Such a joint venture with an affiliate might be considered if an investment opportunity in apartment communities in the United States was too large for us to invest in without a joint venture partner. Any joint venture would have to be consistent with our investment objectives and policies. Joint venture negotiations with affiliates would not have the benefit of arm’s-length negotiations.

There is no separate counsel for our company, our affiliates and stockholders.

We may have interests that conflict with yours and those of our affiliates, but in connection with the offering, none of us has separate counsel.

We currently intend to convert to an UPREIT structure.

If the proposed UPREIT conversion is consummated, we will be the general partner of our new directly and indirectly wholly-owned operating partnership. Our directors and officers have duties to the company and our stockholders under Maryland law in connection with their management of the company. At the same time, we, as general partner will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. We intend to structure the partnership agreement of our operating partnership to provide that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, we intend that the partnership agreement for our operating partnership will expressly limit our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, we intend to require our operating partnership to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained, and do not anticipate obtaining, an opinion of counsel covering the provisions we intend to have set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

TAX AND EMPLOYEE BENEFIT PLAN RISKS

If we fail to remain qualified as a REIT, our distributions will not be deductible by us, and our income will be subject to taxation, reducing our earnings available for distribution.

We have made an election to be taxed as a REIT beginning with the tax year ended December 31, 2005 and intend to remain qualified as a REIT under the Internal Revenue Code for as long as being so qualified affords us significant tax advantages. The requirements for this qualification, however, are complex. If we fail to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and your yield on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Because we acquired properties prior to qualification as a REIT, we may face certain tax consequences.

We have acquired properties prior to the first day of the first taxable year for which we expect to qualify as a REIT (January 1, 2005, or the “REIT Commencement Date”). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of (A) the fair market value of the asset as of the REIT Commencement Date over our basis in the asset as of the REIT Commencement Date (the “Built-In Gain”), or (B) the amount of gain we would otherwise recognize on the disposition. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. In order to qualify as a REIT, we will be required to distribute an amount equal to at least 90% of the Built-In Gain (after payment of a corporate level tax), if any, recognized on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date.

To qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year.

We do not believe that we have any non-REIT earnings and profits and therefore we believe that we satisfy this requirement.

Even REITs are subject to federal and state income taxes.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, that income will be subject to applicable federal income taxes and related state taxes. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of a property and pay income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to so do. We may also be subject to state and local taxes on our income, and our communities will be subject to property taxes.

If more than fifty percent in value of our outstanding shares is owned directly, indirectly or through attribution by five or fewer individuals at any time during the last half of any taxable year, we will not qualify as a REIT and will not be able to make a new REIT election until the fifth taxable year after we lose our REIT status.

Under Sections 856(a)(6) and 856(h) of the Internal Revenue Code, no five or fewer individuals (as defined in Code Section 542(a)(2) and taking into account the look through rule of Section 856(h)(3) of the Internal Revenue Code) can own during the last half of any taxable year more than fifty percent in value of the outstanding shares of the capital stock of a REIT directly, indirectly, or through the application of the attribution rules of Section 544 of the Internal Revenue Code (as modified by Section 856(h)(1)(B) of the Internal Revenue Code), other than with respect to the first taxable year for which a REIT election is made (“Five/Fifty Requirement”).

An investment in our common stock may not be suitable for every employee benefit plan.

When considering an investment in our common stock, an individual with investment discretion over assets of any pension plan, profit-sharing plan, retirement plan, IRA or other employee benefit plan covered by ERISA should consider whether the investment satisfies the requirements of Section 404 of ERISA or other applicable laws. In particular, attention should be paid to the diversification requirements of Section 404(a)(3) of ERISA in light of all the facts and circumstances, including the portion of the plan’s portfolio of which the investment will be a part. All plan investors should also consider whether the investment is prudent and meets plan liquidity requirements as there may be only a limited market in which to sell or otherwise dispose of our common stock, whether the investment is permissible under the plan’s governing instrument, and whether the investment could be a prohibited transaction under ERISA or the Internal Revenue Code. Also, the annual determination of the fair market value of that plan’s assets required of the fiduciary may be difficult because there is no public market for the stock. We have not, and will not, evaluate whether an investment in our common stock is suitable for any particular plan.

Following the consummation of the UPREIT restructuring, if our operating partnership fails to maintain its status as a partnership, its income may be subject to tax, which would reduce our cash available for distribution to our stockholders.

In February 2007, our board of directors approved a plan to restructure the manner in which we hold our assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we plan to form a new directly and indirectly wholly-owned partnership, which we refer to as our operating partnership, which following the restructuring, will hold substantially all of our assets and liabilities, including the assumption of the obligations under our current line of credit. We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation, reducing the amount of distributions that the operating partnership could make to us. This also would result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to tax as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner also could threaten our ability to maintain REIT status. For a more detailed description of the UPREIT restructuring, see “UPREIT Restructuring”.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The apartment communities we own interests in are described below. As of December 31, 2006, we owned interests in 11 apartment communities consisting of 3,098 units. Ten of the apartment communities in which we owned interests as of December 31, 2006 are in three portfolios and the remaining apartment community is a single community property. Typically, a wholly owned subsidiary of our company owns limited liability company interests (representing all of the equity) in a LLC that owns, through wholly owned subsidiaries, a group of apartment communities. The manager of the LLC that owns apartment communities through wholly owned subsidiaries is typically an affiliate of the property manager, and typically has a small economic interest in the LLC. We have the right to remove and replace the LLC manager at any time without cause. We believe that this arrangement is an appropriate incentive to encourage performance by the manager of the LLC. In the future, we may also own communities directly, or, as we have done with respect to our Plano community, through joint ventures, with affiliated or unaffiliated third parties.

The following chart shows the typical structure of our investment in apartment communities:

Set forth below is information on our apartment communities:

Property	Location	Date Acquired	Year of Completion	Number of Units	% of Total Units	Permanent Mortgage Balance at 12/31/06		Occupancy at 12/31/06
Bay Pointe Apts.	Jacksonville Heights, FL	5/03	1974	300	10%	$9,800,000		88%
Savannah Oaks Apts.	Southside Jacksonville, FL	5/03	1971	228	7%	$6,474,000		88%
Spicewood Springs Apts.	East Jacksonville, FL	5/03	1987	512	17%	$19,100,000		92%
Boulder Creek Apts.	Wilsonville, OR	5/03	1990	296	10%	$11,375,000		94%
Bridge Creek Apts.	Wilsonville, OR	5/03	1988	315	10%	$12,958,000		91	%(b)
Settler’s Pointe Apts.	Taylorsville, UT	5/03	1986	416	13%	$15,000,000		90%
Alderwood Park Apts.	Lynnwood, WA	5/03	1982	188	6%	$9,210,000	(a)	98%
Ridgegate Apts.	Kent, WA	5/03	1990	153	7%	$7,420,000	(a)	98%
Ridgetop Apts.	Silverdale, WA	5/03	1989	221	8%	$9,690,000	(a)	96%
Wellington Apts.	Silverdale, WA	5/03	1988	240	5%	$11,530,000	(a)	93%
Broadstone Preston at Willowbend Apts.	West Plano, TX	9/05	1984	229	7%	$11,981,000		92	%(c)

(a)           Includes only the first permanent mortgage loan. The apartment community is also currently encumbered with a second mortgage that we anticipate to repay from proceeds of the offering.

(b)          Occupancy reflects a total of 18 units off-line for fire damage repair at December 31, 2006.

(c)           Occupancy reflects a total of 15 units off-line for renovation at December 31, 2006.

Item 3.                        Legal Proceedings (dollars in thousands)

On March 24, 2005, BC-Bainbridge Timuquana LLC, the owner of the Savannah Oaks Apartment Community (formerly known as Oaks at Timuquana Apartments), which is controlled by us, filed a lawsuit in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida against URS Corporation for breach of contract and negligence. During the due diligence period prior to acquisition of the community by us, URS Corporation, a global engineering firm, performed the property inspection for us. The property inspection report prepared by URS for BC-Bainbridge Timuquana LLC incorrectly stated that the community’s plumbing system consisted of copper piping, when in fact it has galvanized pipe. As a result of the defendant’s professional negligence and breach of contract, a suit was filed for damages of $800. The lawsuit went to trial in September 2006. The court ruled in favor of BC-Bainbridge Timuquana LLC and awarded damages in the amount of $96. This amount is significantly less than the amount that we presented to the court as damages. The court found that the extent of our damages should be extrapolated from historical damages suffered since we purchased the property, rather than the future anticipated damages. In consideration for recovering a portion of the legal and other costs related to the litigation, BC-Bainbridge Timuquana LLC entered into a settlement agreement with URS Corporation on November 29, 2006 in the amount of $105. Proceeds of $75, which represented the amount awarded less legal representation contingency fees and expenses, were received on December 21, 2006.

Boston Capital Securities, Inc, the dealer manager in our offering, entered into an Acceptance, Waiver and Consent (AWC) with the NASD’s Boston District office in March 2006 to resolve an NASD inquiry into Boston Capital Securities Inc.’s offer and sale of securities in certain series of Boston Capital Tax Credit Fund V, L.P. (“Fund V”). The NASD staff found that Boston Capital Securities Inc. violated: (i) NASD Conduct Rules 2710(b)(4)(B)(ii) and 2110 by marketing and selling an offering of a series of Fund V before receiving the necessary NASD approvals; (ii) NASD Conduct Rules 2810(b)(4)(B) and 2110 by exceeding the NASD’s underwriting compensation guidelines with respect to another offering of a series of Fund V; (iii) NASD Conduct Rules 2710(c)(2)(C) and 2110 by making incorrect disclosures regarding its underwriting compensation in connection with the offering as described in subsection (ii); and (iv) NASD Conduct Rule 3010 for having inadequate supervisory systems and procedures to prevent the above-mentioned rule violations. Boston Capital Securities Inc. neither admitted nor denied the NASD’s charges, but consented to the entry of the NASD’s findings, and was fined $1.2 million. Because we are dependent on Boston Capital Securities, Inc. in connection with our offering, any other NASD or other regulatory actions which could have a material adverse effect on Boston Capital Securities, Inc. could also have a material adverse effect on us. Our board of directors can replace Boston Capital Securities, Inc. as the dealer-manager at any time.

On January 3, 2007, GFS Ridgetop LLC, the owner of the Ridgetop Apartment Community, which is controlled by us, filed a lawsuit in the Superior Court of the State of Washington for Kitsap County, Washington against Truck Insurance Exchange for declaratory relief and breach of contract. The suit is seeking unspecified damages for (i) losses caused in whole or part by “collapse” of decks caused by construction defects and (ii) losses due to damage to exterior of buildings caused by rain and/or snow. The suit seeks the recovery costs including but not limited to the cost of repair and replacement, loss of business income and debris removal.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollars in thousands, except per share data, unless otherwise noted)

Market information

There is no public trading market for our stock. We are offering up to 100,000,000 shares of common stock through a network of broker dealers on a best efforts basis at $10.00 per share to investors who meet certain suitability standards. Investor funds are held in escrow and stockholders are admitted at our discretion as soon as practicable.

Number of stockholders

As of March 22, 2007, we have approximately 2,086 common stockholders owning approximately 5,003,988 million shares of our common stock.

Distributions

We have made an election to be treated as a REIT for federal tax purposes beginning with the taxable year ended December 31, 2005. In order to remain qualified as a REIT, we are required to distribute at least 90% of our annual taxable income to our stockholders. We therefore intend to pay regular monthly distributions to holders of our common stock. Any distributions we make, however, will be at the discretion of our board of directors, in accordance with our earnings, cash flow, capital needs and general financing condition. Distributions will be made to those holders of our common stock who are holders of our common stock as of record dates selected by our board of directors. As of March 22, 2007 we have made return of capital distributions to our common stockholders totaling $958, of which $431 was reinvested pursuant to our distribution reinvestment plan. In addition, we have distributed interest earned on funds held in escrow of $9 to our common stockholders.

On February 15, 2007, we redeemed all of the outstanding shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock. Through the redemption date, we have made distributions to our preferred shareholders totaling $97 representing a full redemption of invested capital plus a 12% return on investment.

We cannot assure you that our intended distribution policy will be sustained. Our actual results of operations may differ materially from our current expectations. Our actual results of operations and, accordingly, cash available for monthly distributions, will be affected by a number of factors, including the revenue we receive from our communities, our operating expenses, interest expense, the ability of our residents to meet their obligations and unanticipated expenditures. In addition, variations in the net proceeds from the offering as a result of the failure to sell the maximum number of shares offered may affect our cash available for distribution and available reserves, which may affect our ability to pay the contemplated distributions. Until the repayment of our initial borrowing under our current line of credit, the terms of our credit agreement restrict us from paying a dividend to our stockholders in excess of 6% per annum (if authorized by our board of directors and provided that there is no event of default under our credit agreement). Thereafter, there is no dividend restriction so long as no event of default exists under the credit agreement.

The following table shows the distributions declared and paid on shares of our common stock for the fiscal year ended December 31, 2006:

	Distributions Declared	Distributions Paid
2006
Fourth Quarter	$503	$278
Third Quarter	204	82
Second Quarter	31	—
First Quarter	—	—
Total	$738	$360

No distributions were declared or paid for the fiscal year ended December 31, 2005.

The following table shows the distributions declared and paid on shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock for the fiscal year ended December 31, 2006. These preferred shares were issued in a private placement in January 2006 and all outstanding shares of such preferred stock were redeemed for cash on February 15, 2007.

	Distributions Declared	Distributions Paid
2006
Fourth Quarter	$6	$—
Third Quarter	—	4
Second Quarter	4	—
First Quarter	—	—
Total	$10	$4

Share Redemption Program

We have established a distribution reinvestment plan, and may use proceeds received from the sale of shares pursuant to our distribution reinvestment plan to redeem shares sold in connection with the offering. Following a minimum holding period of one year, a stockholder will have the opportunity to have his, her or its shares redeemed by us, subject to certain restrictions and limitations. If we are engaged in an offering, the redemption price will be the lesser of (i) the then-current offering price less a discount approximating the per share commissions and fees paid to brokers on the original sale of the shares ($9.15 per share in the case of shares repurchased during a $10.00 per share offering) or (ii) the price the stockholder actually paid for his, her or its shares. Our board of directors reserves the right to amend or terminate the share redemption program at any time. The board of directors has delegated to its officers the right to (i) waive the one-year holding period in the event of the death or bankruptcy of a stockholder or other exigent circumstances or (ii) reject any request for redemption at any time and for any reason. Stockholders will have no right to request redemption of their shares should our shares become listed on a national securities exchange or a national securities market.

Equity Incentive Plans

For information regarding shares that may be issued in connection with our 2004 Equity Incentive Plan and 2004 Independent Director Option Plan, see Item 12.

Use of Initial Public Offering Proceeds

We are conducting a best efforts offering of a minimum of 250,000 shares and a maximum of 100,000,000 at $10.00 per share ($1 billion), pursuant to a Registration Statement which was declared effective by the Securities and Exchange Commission on June 22, 2005 (file number 333-108426). We are also offering up to 5,000,000 shares to be issued pursuant to our distribution reinvestment plan at $9.50 per share. Investor purchase funds are held in an escrow account and shares are issued on closing dates determined by management, subject to federal and state regulatory agency requirements. Our board of directors has authorized a reallocation of shares being offered under the primary offering and the distribution reinvestment plan under which we plan to offer 925,000,000 shares of our common stock at a purchase price of $10.00 per share and an additional 12,500,000 million shares at $9.50 per share under our distribution reinvestment plan. The offering will terminate no later than July 1, 2007 (unless extended with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted by applicable law). The dealer-manager, Boston Capital Securities, Inc., is our affiliate. We anticipate that at least 84.55% of the proceeds of the offering will be invested in real estate communities. We will use the remainder to pay selling commissions and dealer-manager fees, fees and expenses relating to the selection and acquisition of properties and the costs of the offering and will retain 1% as working capital reserves. Additionally, under certain circumstances a portion of the proceeds identified as the real estate investment in communities may be set aside at the respective communities for operating reserves. As long as there are amounts outstanding under our current line of credit, we intend that approximately 84.55% of the proceeds will be applied to the repayment of our current line of credit. Under the terms of our current line of credit, we are obligated to utilize all net proceeds from this common stock offering to repay any amounts outstanding under our unsecured credit facility after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. Therefore, we anticipate paying all or a significant portion of distributions to stockholders from the proceeds of the offering or from borrowings until such time as we have sufficient cash flow from operations to fund the payment of such distributions. Until such time as cash flows from operations and other sources of cash are sufficient to fund such distribution payments, if ever, we will have invested less than 84.55% of the proceeds of the offering in real estate communities (or the repayment of debt).

From the effective date of the offering through December 31, 2006, we have incurred offering expenses of $6,237 and $7,622 in total, comprised mainly of commissions, dealer manager fees, legal, prospectus printing and mailing, fulfillment labor, compliance and due diligence costs. Costs of $2,104 were paid with funds advanced by one of our affiliates and recorded as due to related party on the audited financial statements. To date, none of the costs have been reimbursed to the affiliate.

Item 6.                        Selected Financial Data

The information set forth below presents our selected financial information. The financial data in the table is qualified in its entirety, and should be read in conjunction with our audited consolidated financial statements listed in Item 15 hereof and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Financial Information
(Dollars thousands except property and per share data)

	Boston Capital Real Estate Investment Trust, Inc. (successor to BCMR Seattle Inc.)				BCMR Seattle Inc. (predecessor)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Year ended December 31, 2004	Period May 15, 2003 (date of inception) through December 31, 2003	Period January 1, 2003 through May 15, 2003 (date of cessation)	Period November 1, 2002 (date of inception) through December 31, 2002
Operating Data:
Revenue:
Rental and other income	$27,200	$24,061	$21,257	$13,187	$2,772	$338
Expenses:
Operating Costs	23,584	19,230	17,276	12,045	1,549	328
Interest (net of income)	12,657	12,128	11,819	6,821	1,086	148
Total expenses	36,241	31,358	29,095	18,866	2,635	476
Loss before income taxes and minority interest	(9,041)	(7,297)	(7,838)	(5,679)	137	(138)
Benefit from (provision for) income taxes	—	—	—	—	(53)	53
Loss attributed to minority interest	(18)	(6)	—	—	—	—
Net Loss	$(9,023)	$(7,291)	$(7,838)	$(5,679)	$84	$(85)
Loss per share	$(10)	$(365)	$(392)	$(284)	$—	$—
Cash distributions declared per share(1)	$.3566	$—	$—	$—	$—	$—
Balance Sheet Data:
Real estate, before accumulated deprecation	$188,580	$186,852	$169,367	$163,505	$—	$53,016
Real estate, after accumulated deprecation	$169,151	$173,712	$161,803	$160,610	$—	$52,968
Total assets	$183,103	$183,653	$168,679	$176,101	$—	$55,395
Total liabilities	$180,557	$204,094	$181,996	$181,580	$—	$46,153
Minority interest	$147	$167	$—	$—	$—	$—
Redeemable common stock	$169	$—	$—	$—	$—	$—
Stockholder’s equity (deficit)	$2,230	$(20,608)	$(13,317)	$(5,479)	$—	$9,242
Other Data:
Total properties	11	11	10	10	—	4
Total apartment units	3,098	3,098	2,869	2,869	—	802
Cash flow
Operating activities	$(5,092)	$662	$(3,385)	$1,581	$86	$(416)
Investing activities	$(582)	$(18,073)	$3,408	$(534)	$9,213	$(8,105)
Financing activities	$9,506	$17,982	$(77)	$65	$(9,326)	$8,546

(1)                Cash distributions in 2006 represented a return of capital.

Item 7.                        Management Discussion and Analysis of Financial Condition and Results of Operations
(dollars in thousands except per share amounts)

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Forward looking statements

This report contains statements that may be deemed to be “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believes”, “estimates”, “expects” and “anticipates” and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

•       Anticipated capital expenditures for replacements and building improvements all reflect our best estimates and are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•       Sources of capital or labor and materials required for maintenance, repair, capital expenditure or development are more expensive than anticipated;

•       Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

•       Additional factors as discussed in Item 1A. “Risk Factors”.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We were formed on May 2, 2003, and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States. All of our apartment communities were purchased with funds from our former line of credit or a bank note. In December 2006, we repaid our former line of credit and the bank note with a combination of offering proceeds and initial borrowings under our current line of credit. Once we sell enough shares in the offering to repay the amount we have borrowed under our current line of credit, additional offering proceeds will provide a relative increase in liquidity. As we use these subsequent offering proceeds for the continued acquisition, development and operation of apartment communities we will experience a relative decrease in liquidity.

We expect that we will acquire properties by paying the entire purchase price of each property in cash or equity securities, or a combination thereof, and the remainder with permanent mortgage financing which will encumber all or certain properties. Though we have no current plans to do so, if our directors deem it advisable, we may take additional loans on all or certain communities, if favorable terms are available, and use the proceeds from such loans to acquire additional properties and increase cash flow. In the event that the offering is not fully sold, our ability to diversify our investments may be diminished.

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

Increasing Demand for Rental Apartments

Based on certain demographic trends, in particular, the increase in the number of individuals in the 18-39 year old age group, we believe we are well positioned to continue achieving our objectives. The absolute number of individuals between the ages of 18-39 is expected to grow appreciably over the next 20 years. Generally, the 18-39 year old age group has the greatest propensity to rent. While there is no guarantee that individuals making up this group will choose renting versus ownership, we believe that the increase will have a positive impact on the demand for rental units.

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

Liquidity and Capital Resources

It is anticipated that our primary source of funds will be the proceeds of the offering. Potential future sources of liquidity include: (i) cash from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; (iv) undistributed funds; (v) sale of assets; and (vi) the issuance of shares in a private offering to institutional investors.

We intend to purchase, or enter into binding commitments to purchase interests in certain apartment communities prior to the completion of the offering, provided we have raised sufficient funds to pay off our initial borrowing on our current line of credit. Properties acquired as of December 31, 2005 were purchased with financing obtained on our former line of credit, mortgage notes payable and through a bank note. In December 2006, we repaid our former line of credit and bank note with a combination of offering proceeds and initial borrowings under our current line of credit.

During the years ended December 31, 2006 and 2005, we generated net cash flows of $5,717 and $5,418, respectively, from the properties, all of which was used to pay interest, or will be used to pay accrued interest on our former line of credit, bank note and current line of credit. Although there can be no assurances, we believe that a combination of (i) our efforts to increase rental revenue and contain operating costs at our apartment communities (ii) our ability to raise sufficient offering proceeds to repay our current line of credit and mortgage note related to our Seattle communities or refinance the debt and (iii) our ability to defer certain discretionary capital improvements and payments to affiliates until January 2008 will be sufficient to meet our operating, debt service and other working capital needs for at least one year from December 31, 2006.

Our cash and cash equivalents balance increased approximately $3,832 from approximately $1,629 at January 1, 2006 to $5,461 at December 31, 2006. All cash and cash equivalents are held in money market, certificates of deposit, or checking accounts. The major factors affecting our cash flows are as follows:

•       We expended $5,092 on operating activities.

•       We expended $1,728 on building and improvements and replacement of furniture, fixture and equipment at our communities.

•       We released $1,146 of restricted cash.

•       We received $40,997 of current line of credit financing proceeds and repaid $2,907 of the obligation.

•       We received $36,525 in proceeds from the sale of common and preferred stock.

•       We repaid $62,210 of mortgage note, other note and former line of credit financing.

•       We increased due to related party by $1,852 for costs that did not flow through operations and expended $4,738 on offering costs and deferred offering costs.

•       We paid $213 in distributions to our common and preferred stockholders and minority partner.

Stockholders’ Equity

As of March 22, 2007, we have sold 4,958,578 shares of common stock from the offering resulting in proceeds of $49,563. We have also issued 45,410 shares of common stock though our distribution reinvestment program.

Current Line of Credit

On December 6, 2006, we closed on a $45,000 line of credit with an unaffiliated lender, which we refer to in our audited financial statements as line of credit-non affiliate. An initial borrowing of $40,997 has been made on the line of credit and was used in conjunction with investor proceeds from our offering to repay our former line of credit with an affiliate, referred to as line of credit-affiliate in our audited financial statements, and other note payable. Subsequent to our repayment of our initial borrowings under the current line of credit, the credit facility will convert into a revolving, acquisition line of credit and may then be utilized by us (i) to fund future acquisitions; (ii) to fund capital needs associated with our existing real estate portfolio, (iii) for the issuance of letters of credit on our behalf; and (iv) for general working capital purposes. Our current line of credit is unsecured, bears interest at varying contract rates ranging from the 30-day LIBOR plus 225 basis points (which was approximately 7.60% as of December 31, 2006) to prime plus 100 basis points (which was 9.25% at December 31, 2006) and matures on January 1, 2008. As of December 31, 2006, $38,090 was outstanding on the line of credit and interest of $210 had been incurred and remained payable.

Results of Operations

As of December 31, 2006 and 2005 we owned interests in 11 apartment communities. Ten of the apartment communities in which we owned interests owned as of December 31, 2006 and 2005 are in 3 portfolios and the remaining apartment community is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	Occupancy Rate as of 12/31/06	Occupancy Rate as of 12/31/05
Alderwood Park Apartments	98%	96%
Ridgegate Apartments	98%	91%
Ridgetop Apartments	96%	97%
Wellington Apartments	93%	98%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	Occupancy Rate as of 12/31/06	Occupancy Rate as of 12/31/05
Boulder Creek Apartments	94%	97%
Bridge Creek Apartments	91%	97%
Settler’s Point Apartments	90%	95%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	Occupancy Rate as of 12/31/06	Occupancy Rate as of 12/31/05
Bay Pointe Apartments	88%	93%
Savannah Oaks (formerly Oaks at Timuquana Apartments)	88%	90%
Spicewood Springs Apartments	92%	94%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	Occupancy Rate as of 12/31/06	Occupancy Rate as of 12/31/05
Broadstone Preston at Willow Bend Apartments	92%	89%

On January 12, 2006 and July 7, 2006 fires occurred within the same building at one of the Portland communities (Bridge Creek Apartments) which damaged all 18 units of that building. An investigation into the causes of the fires was conducted by the fire department and a cause and origin expert hired by the insurance company concluded that the cause of the first fire was a weakened wire in the wall between two of the apartment units. Additionally, they determined that the weakened wire was not caused by negligence on anyone’s part. No one was injured and displaced tenants were relocated to vacant units within Bridge Creek Apartments and Boulder Creek Apartments. The official cause of the second fire was determined to be a dropped cigarette. No one was injured, and the displaced tenants were relocated to vacant units within Bridge Creek Apartments.

The insurance carrier’s estimate to repair the damages from both fires is $951 of which $791 has been received to date. The unused portion of the proceeds as of December 31, 2006 was $408 and is included in other liabilities on the consolidated balance sheet. The tentative completion date for repairs of all units is mid-May 2007. Anticipated costs not covered by insurance are the payment of a $10 deductible per fire and a 10% fee for an insurance expert, hired to negotiate the scope and pricing of the work with the insurance carrier. As a result of the expert’s role, pricing of the rebuilding is more comprehensive and, therefore, more competitive than simply bidding the specifications provided by the insurer.

Business interruption insurance has been covering lost rents on the damaged units and expenses incurred to relocate tenants and provide electricity to the building. As of December 31, 2006, insurance payments of $73 covering lost rents through September 30, 2006 had been received and are reflected in other income on the statement of operations, and payments of $12 had been received to reimburse expenses. Additional payment for lost rents and expenses incurred of $26 and $1, respectively, for the period October through December 2006 was received in January 2007.

Comparison of Operations for the year ended December 31, 2006 to the year ended December 31, 2005

The following summarizes changes in our operations for the years ended December 31, 2006 and 2005. Net loss for the year ended December 2006 increased from the same prior period by approximately $1,732, from $7,291 to $9,023, or 23.8%. Our fluctuation in results of operations from 2005 to 2006 is partially due to operations at our Plano community which was acquired in September 2005. As a result, our current year results include twelve months of operations at the community while our prior year results include approximately 3.5 months of operations at the community.

Revenue

Revenues increased approximately $3,139, from $24,061 to $27,200, or 13.1%, in the current year. The acquisition of our Plano community accounted for $1,386 of the increase. The balance of the increase was generated by our three existing portfolios as follows. Rental income at the Seattle communities increased approximately $559 in the current period mainly due to increased rental rates, decreased vacancy loss, and decreased concessions. Income at the Portland communities increased approximately $695 in the current period mainly due to increased rental rates, decreased vacancy loss, decreased rental concessions and increased insurance proceeds income. Revenue at the Jacksonville communities increased approximately $499 in the current period due to increased rental rates, decreased vacancy loss, increased tenant utility billings and proceeds from the settlement agreement against URS Corporation on December 21, 2006.

Property operating costs

Property operating costs increased approximately $2,373, from $9,032 to $11,405, or 26.3%, in the current year. Operating costs at our Plano community increased by approximately $620 mainly due to the inclusion of the additional 8.5 months of operations in the current year. Insurance costs increased at our Jacksonville communities contributing approximately $255 to the increase. Incentive management fees increased at our Seattle communities contributing approximately $166 to the increase. The remainder of the increase was mainly the result of the following; increased real estate tax and maintenance payroll costs at all of our apartment communities; interior painting costs at our Jacksonville communities; deck repair costs at our Ridgetop community; roof repair costs at our Ridgegate community; and consultant fees incurred for oversight of our Bridge Creek community fire repairs.

General and administrative expenses

General and administrative expenses increased approximately $1,144, from $3,164 to $4,308, or 36.2%, in the current year. The current year experienced an increase in accounting, legal, and consulting expenses for costs associated with being a public company registered with the Securities and Exchange Commission and increased investor reporting costs. The Plano community contributed approximately $258 to the increase in the current year.

Depreciation and amortization

Depreciation and amortization expense increased approximately $744, from $5,666 to $6,410, or 13.1%, in the current year. Our Plano community contributed approximately $466 to the increase. The balance of the increase is depreciation on capital improvements made during 2005 and 2006 at our other communities.

Portfolio management fees-related party

There were no portfolio management fees incurred during the years ended December 31, 2006 or 2005. During the fourth quarter of 2005, our affiliate entitled to the portfolio management fee waived all future portfolio management fees retroactive to January 1, 2005.

Asset management fee-related party

Asset management fee-related party increased approximately $93, from $1,368 to $1,461, or 6.8%, in the current. The increase is due to an additional 8.5 months of fee attributed to the Plano community incurred in the current year.

Interest Expense

Interest expense increased approximately $529, from $12,128 to $12,657, or 4.4%, in the current year. The additional 8.5 months of interest expense for our Plano community in the current year increased interest expense approximately $746, which was partially offset by an increase in interest income earned in the current year. Interest earned on proceeds from our offering was the main reason for the increase in interest income.

Comparison of Operations for the year ended December 31, 2005 to the year ended December 31, 2004

The following summarizes changes in our operations for the years ended December 31, 2005 and 2004. Net loss for the year ended December 2005 decreased from the same prior period by approximately $547, from $7,838 to $7,291, or 7.0%. We acquired the Plano community in September 2005 which contained 229 units.

Revenue

Revenues increased approximately $2,804, from $21,257 to $24,061, or 13.2%, from the comparative prior period. The acquisition of our Plano community in 2005 accounted for approximately $560 of the increase. Average weekly occupancy rates increased from 2004 to 2005 at each of our existing communities. Other significant factors affecting revenue are as follows. Collection loss at the three Jacksonville properties, which is charged against revenue, increased during 2004. As a result, management changed credit reporting agencies and increased credit standard requirements for all new tenants. The result has been an improved tenant profile and a reduction in collection loss. Additionally, two Jacksonville properties, Bay Point Apartments and Savannah Oaks Apartments, were acquired with the intention of renovating between 53% and 69% of the units, respectively. These renovations were completed throughout 2003 and 2004, and all units were back in service by the beginning of 2005. These improvements enabled the complexes to increase rental rates at Bay Point and Savannah Oaks by averages of 4.9% and 8.2%, respectively, on the renovated units. Occupancy has stabilized at both apartment complexes with improved revenues as a result of the increased occupancy and higher rental rates. Revenues at Wellington Apartments, in Silverdale, WA also improved in the current year due to improved occupancy. In the prior year the apartment complex lost 15% of its leases when an aircraft carrier stationed in the area departed. In January 2005 another ship arrived which enabled the property to stabilize occupancy and increase rental rates.

Property operating costs

Property operating costs decreased approximately $317, from $9,349 to $9,032, or 3.4%, from the comparative period. Non-recurring costs incurred in 2004 at our Portland and Seattle communities for repair and maintenance costs were not incurred in 2005. These savings were partially offset by 2005 property operating costs at our Plano community

General and administrative expenses

General and administrative expenses increased approximately $301, from $2,863 to $3,164, or 10.5%, from the comparative prior period. Our Plano community contributed approximately $70 to the increase from the prior year. Additionally, 2005 experienced an increase in accounting, legal, and consulting expenses for costs associated with being a public company registered with the Securities and Exchange.

Depreciation and amortization

Depreciation and amortization expense increased approximately $1,010, from $4,656 to $5,666, or 21.7%, from the comparative prior period. Our Plano community contributed approximately $215 to the increase. Additionally, capital improvements were made at the communities in our three portfolios throughout 2004 and 2005. These improvements are being depreciated over their estimated useful lives and have increased depreciation expense accordingly.

Portfolio management fees-related party

Portfolio management fee expense decreased from $408 at December 31, 2004 to $0 at December 31, 2005. During the fourth quarter of 2005, our affiliate entitled to the portfolio management fee waived all future portfolio management fees retroactive to January 1, 2005.

Asset management fee-related party

Asset management fee-related party increased to approximately $1,368 at December 31, 2005 from $0 in the comparative prior period. No asset management fees were incurred in the prior period since the advisor had waived its right to all asset management fees from inception through December 31, 2004.

Interest Expense

Interest expense increased approximately $309, from $11,819 to $12,128, or 2.6%, from the comparative prior period. Our Plano community contributed to the increase in interest expense from the prior year.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of December 31, 2006.

	Less than 1 year		1-3 years		3-5 years	More than 5 years	Total
Mortgages	$7,930		$112,557		$—	$11,981	$132,468
Current Line of Credit	—		38,090	(a)	—	—	38,090
Due to Related Party	5,347	(b)	—		—	—	5,347
Total	$13,277		$150,647		$—	$11,981	$175,905

(a)           We are obligated to use proceeds from the public offering to repay our current line of credit financing.

(b)          Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our public offering is sufficient to pay the obligations.

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

Allocation of Purchase Price, Asset Lives and Depreciation

The acquisition cost of each apartment community is allocated to various property components such as land, buildings and improvements, and furniture, fixtures and equipment and each component generally has a different useful life. Acquisition cost allocations and the determination of the useful lives are based on our management’s estimates, or under some circumstances, studies commissioned from independent real estate appraisal firms. We allocate the value of real estate acquired among land, building and improvements, furniture, fixtures and equipment, the value of in-place leases and the fair market value of above or below market leases. We compute related depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings, up to 15 years for building improvements, and up to 5 years for furniture, fixtures and equipment. The value of intangible assets is amortized over the life of the respective lease, which is typically one year. The allocated cost of land is not depreciated. Inappropriate allocation of acquisition costs or incorrect estimates of useful lives could result in depreciation and amortization expenses which do not appropriately reflect the allocation of our capital expenditures over future periods required by generally accepted accounting principles.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We had one variable rate line of credit outstanding as of December 31, 2006 in the amount of $38,090, which is subject to market risk associated with interest rate changes. The remainder of our debt at December 31, 2006 is fixed rate debt. All of our long-term debt is fixed rate debt with interest rates ranging from 4.29% to 5.14%. Our short-term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the Libor Index Rate plus 225 basis points (approximately 7.6% at December 31, 2006) to 12.0%. The weighted average interest rate on debt outstanding at December 31,

2006 and December 31, 2005 was 5.62% and 6.38%, respectively. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of December 31, 2006, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $381 per year. An analysis of the fair market values of the debt held at December 31, 2006 is set forth below.

		Expected Maturity Date(4)
		2007	2008		2009	2010	2014	Total	Fair Market Value(2)
		(Dollars in thousands)
	Liabilities
	Long Term Debt
Jacksonville	Fixed Rate ($US)	$0	$0		$0	$35,374	$0	$35,374	$34,022
	Avg. Interest Rate	0%	0%		0%	4.29%	0%	—	5.49	%(1)
Seattle	Fixed Rate ($US)	$0	$37,850		$0	$0	$0	$37,850	$37,417
	Avg. Interest Rate	0%	4.67%		0%	0%	0%	—	5.75	%(1)
Portland/Salt Lake City	Fixed Rate ($US)	$0	$0		$0	$39,333	$0	$39,333	$38,546
	Avg. Interest Rate	0%	0%		0%	4.58%	0%	—	5.49	%(1)
Plano Mortgage Loan	Fixed Rate ($US)	$0	$0		$0	$0	$11,981	$11,981	$11,712
	Avg. Interest Rate	0%	0%		0%	0%	5.14%	—	5.49	%(1)
	Short Term Debt
Line of Credit	Floating Rate ($US)	$0	$38,090		$0	$0	$0	$38,090	$38,090
	Avg. Interest Rate	0%	7.78	%(3)	0%	0%	0%	—	7.78	%(3)
Seattle Second Mortgage Loan	Fixed Rate ($US)	$7,930	$0		$0	$0	$0	$7,930	$7,930
	Avg. Interest Rate	12%	0%		0%	0%	0%	—	12	%(1)

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

(3)           Average rate on four variable rate contracts outstanding at December 31, 2006. ranging from 1-month Libor plus 225 bpts to Prime plus 100 bpts.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007. The Company has adopted a Business Code of Conduct covering all employees, which is available, free of charge, on the Company’s website, www.bostoncapital.com.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management  and Related Stockholder Matters

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 15.                 Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this annual report on Form 10-K.

1. Financial Statements

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation	S-1

The financial statements and financial statement schedules are filed as part of this report. All other schedules are omitted because they are not applicable or the required information is included in the notes to the financial statements.

3. Exhibits

3.1

Articles of Amendment and Restatement of the Company (previously filed as Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-108426) on June 16, 2005 and incorporated herein by reference.)

3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-108426) on June 16, 2005 and incorporated herein by reference.)
3.2(a)	Amendment No. 1 to the Bylaws of the Company (previously filed as Exhibit 3.1 to the Current Report on Form 8-K on May 5, 2006 and incorporated herein by reference.)
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

4.1

Form of Common Stock Certificate of the Company (previously filed as Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-108426) on December 22, 2003 and incorporated herein by reference.)

4.2	Form of Subscription Agreement and Subscription Agreement Signature (previously filed as Exhibit B to the Prospectus on April 7,2006 and incorporated herein by reference.)
4.3

Articles Supplementary relating to 12.0% Series A Cumulative Non-Voting Preferred Stock of the Company (previously filed as Exhibit 4.1 to the Current Report on Form 8-K on February 3, 2006 and incorporated herein by reference.)

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

10.5

Second Amended and Restated Advisory Services Agreement between Boston Capital REIT Advisors, LLC and the Company (previously filed as Exhibit 10.5 to the Registration Statement on Form S-11 (File No. 333-108426) on July 19, 2005 and incorporated herein by reference.)

10.6

Amendment No. 1 to the Second Amended and Restated Advisory Services Agreement between Boston Capital REIT Advisors, LLC and the Company (previously filed as Exhibit 10.5(b) to the Registration Statement on Form S-11 (File No. 333-108426) on April 7, 2006 and incorporated herein by reference)

10.7

Credit Agreement, dated as of December 6, 2006, among the Company, as the Borrower, Wachovia Bank, National Association, as Administrative Agent and L/C Issuer, Wachovia Capital Markets LLC, as Sole Lead Arranger and Sole Lead Book Manager, and the Other Lender Parties Thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on December 7, 2006 and incorporated herein by reference.)

10.8

Amended and Restated Share Repurchase Plan, dated as of April 6, 2006 (previously filed as Exhibit 10.8 to the Registration Statement on Form S-11 (File No. 333-108426) on April 7, 2006 and incorporated herein by reference.)

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

10.12	Amended and Restated Distribution Reinvestment Plan (previously filed as Exhibit 4.1 to the Current Report on Form 8-K on August 4, 2006 and incorporated herein by reference.)
10.13

Amended and Restated Escrow Agreement between Boston Private Bank & Trust Company and the Company (previously filed as Exhibit 10.13 to the Registration Statement on Form S-11 (File No. 333-108426) on April 7, 2006 and incorporated herein by reference.)

10.14

Property Management Agreement, dated as of May 1, 2006, by and between BC-Bainbridge Bay Pointe LLC and Steven D. Bell and Company (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on May 5, 2006 and incorporated herein by reference.)

10.15

Property Management Agreement, dated as of May 1, 2006, by and between BC-Bainbridge Tumuquana LLC and Steven D. Bell and Company (previously filed as Exhibit 10.2 to the Current Report on Form 8-K on May 5, 2006 and incorporated herein by reference.)

10.16

Property Management Agreement, dated as of May 1, 2006, by and between BC-Bainbridge Spicewood LLC and Steven D. Bell and Company (previously filed as Exhibit 10.3 to the Current Report on Form 8-K on May 5, 2006 and incorporated herein by reference.)

10.17

Property Management Agreement, dated May 29, 2003, between BC-GFS Settler’s Point LLC and American Management Services Northwest, LLC, dba Pinnacle (previously filed as Exhibit 10.17 to the Registration Statement on Form S-11 (File No. 333-108426) on December 22, 2003 and incorporated herein by reference.)

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

10.25

Real Estate Sale Agreement, dated March 26, 2003, between ERP Operating Limited Partnership and Goodman Financial Services, Inc. (with respect to Settler’s Point), as amended (previously filed as Exhibit 10.25 to the Registration Statement on Form S-11 (File No. 333-108426) on April 9, 2004 and incorporated herein by reference.)

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

10.29

Assignment of Real Estate Sale Agreement, dated May 21, 2003, from BC-GFS II LLC to BC-GFS Settler’s Point LLC (previously filed as Exhibit 10.29 to the Registration Statement on Form S-11 (File No. 33-108426) on April 9, 2004 and incorporated herein by reference.)

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

10.38

Property Management Agreement for Preston at Willow Bend Apartments, Plano, Texas, dated September 15, 2005, by and between BC Broadstone Preston, LP and Alliance Residential, LLC (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on September 21, 2005 and incorporated herein by reference.)

10.41

Form of Indemnification Agreement entered into by the Company with each of its directors (previously filed as Exhibit 10.1 to the Current Report on Form 8-K on February 3, 2006 and incorporated herein by reference.)

21	Subsidiaries of the Company (previously filed as Exhibit 21 to the Annual Report on Form 10-K on March 31, 2006 and incorporated herein by reference.)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

**             Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC.
Date: March 29, 2007	By:	/s/ JOHN. P. MANNING
John P. Manning Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE	TITLE:
Date: March 29, 2007	/s/ JOHN P. MANNING	Chairman, Chief Executive Officer,
	John P. Manning	Director (Principal Executive Officer)
Date: March 29, 2007	/s/ JEFFREY H. GOLDSTEIN	President, Chief Operating Officer,
	Jeffrey H. Goldstein	Director
Date: March 29, 2007	/s/ MARC N. TEAL	Senior Vice President, Chief Financial
	Marc N. Teal	Officer, Treasurer, Secretary (Principal Financial and Accounting Officer)
Date: March 29, 2007	/s/ PHILIP S. COTTONE	Director
Philip S. Cottone
Date: March 29, 2007	/s/ NICHOLAS L. IACUZIO	Director
Nicholas L. Iacuzio
Date: March 29, 2007	/s/ KEVIN C. PHELAN	Director
Kevin C. Phelan

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Boston Capital Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheets of Boston Capital Real Estate Investment Trust, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Capital Real Estate Investment Trust, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, for the period from January 1, 2005 to December 31, 2006 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 27, 2007

Reznick Group, P.C.

7700 Old Georgetown Road, Suite 400, Bethesda, MD 20814-6224
Phone 301.652.9100, Fax 301.652.1848
www.reznickgroup.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder

of Boston Capital Real Estate Investment Trust, Inc.

We have audited the accompanying consolidated balance sheet of Boston Capital Real Estate Investment Trust, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2004, and the related consolidated statement of operations, changes in shareholder’s deficit, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Real Estate Investment Trust, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements were previously restated to increase accrued interest, accrued expenses and the accumulated deficit by $265,000, $114,000 and $379,000, respectively, for a restatement made to the 2003 consolidated statement of operations. As that restatement was previously reported, there is no reference to that restatement in the accompanying consolidated financial statements.

We have also audited Schedule III for the year ended December 31, 2004. In our opinion, this schedule presents fairly, when considered in relation to the basic financial statements taken as a whole, in all material respects, the information therein.

/s/ Reznick Group, P.C.
Bethesda, Maryland

March 25, 2005, except for the third paragraph in note A,
as to which the date is February 10, 2006 and the fourth
paragraph of this opinion as to which the date is March 29, 2006

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	December 31, 2006	December 31, 2005
Assets:
Real Estate
Land	$31,084	$31,084
Building and improvements	148,972	147,478
Furniture, fixtures and equipment	8,524	8,290
	188,580	186,852
Less accumulated depreciation	(19,429)	(13,140)
	169,151	173,712
Cash and cash equivalents	5,461	1,629
Accounts receivable-tenants, net of allowance for doubtful accounts of $28 and $0, respectively	115	156
Cash in escrow	2,023	2,889
Deferred financing costs, net of accumulated amortization of $1,562 and $1,053, respectively	1,040	1,240
Other assets, net of accumulated amortization of $211 and $90, respectively	5,313	4,027
Total Assets	$183,103	$183,653
Liabilities:
Mortgage notes payable	$132,468	$132,525
Other note payable	—	5,556
Line of credit-non affiliate	38,090	—
Line of credit-affiliate	—	56,597
Interest payable on line of credit-affiliate	—	366
Accounts payable and accrued expenses	3,156	3,379
Due to related party	5,347	4,825
Other liabilities	1,314	846
Distributions payable	182	—
Total Liabilities	180,557	204,094
Commitments and contingencies
Minority interest	147	167
Redeemable common stock	169	—
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A cumulative non-voting shares, 173 of the 12% Series A shares issued and outstanding at December 31, 2006 ($87 liquidation preference)	—	—
Common stock, $.001 par value, 400,000,000 shares authorized, 3,681,606 and 20,000 shares issued, and outstanding at December 31, 2006 and 2005, respectively	4	—
Additional paid-in capital	32,788	200
Distributions in excess of accumulated earnings	(562)	—
Redeemable common stock	(169)	—
Accumulated deficit	(29,831)	(20,808)
Total Stockholders’ Equity (Deficit)	2,230	(20,608)
Total Liabilities, Minority Interest and Stockholders’ Equity (Deficit)	$183,103	$183,653

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Revenue
Rental revenue	$27,003	$24,061	$21,257
Other revenue	197	—	—
	27,200	24,061	21,257
Expenses
Property operating costs	11,405	9,032	9,349
General and administrative	4,308	3,164	2,863
Depreciation and amortization	6,410	5,666	4,656
Portfolio management fees-related party	—	—	408
Asset management fee-related party	1,461	1,368	—
	23,584	19,230	17,276
Operating income	3,616	4,831	3,981
Interest (income) expense
Interest expense on line of credit—affiliate	5,152	5,377	5,466
Interest expense—other	7,286	6,336	6,046
Amortization of deferred financing costs	509	430	332
Interest income	(290)	(15)	(25)
	12,657	12,128	11,819
Loss before minority interest	(9,041)	(7,297)	(7,838)
Loss attributed to minority interest	(18)	(6)	—
Net loss	$(9,023)	$(7,291)	$(7,838)
Loss per share-basic and diluted	$(10)	$(365)	$(392)
Weighted average common shares outstanding—basic and diluted	904,789	20,000	20,000

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands except share amounts)

					Additional		Redeemable
	Preferred Stock		Common Stock		Paid in		Common	Accumulated
	Shares	Amount	Shares	Amount	Capital	Distributions	Stock	Deficit	Total
Balance as of January 1, 2004	—	$—	20,000	$—	$200	$—	$—	$(5,679)	$(5,479)
Net loss	—	—	—	—	—	—	—	(7,838)	(7,838)
Balance as of December 31, 2004	—	—	20,000	—	200	—	—	(13,517)	(13,317)
Net loss	—	—	—	—	—	—	—	(7,291)	(7,291)
Balance as of December 31, 2005	—	—	20,000	—	200	—	—	(20,808)	(20,608)
Preferred shares issued	173	—	—	—	87	—	—	—	87
Common shares issued	—	—	3,661,606	4	36,603	—	—	—	36,607
Redeemable common Stock	—	—	—	—	—	—	(169)	—	(169)
Distributions	—	—	—	—	—	(562)	—	—	(562)
Offering costs	—	—	—	—	(4,102)	—	—	—	(4,102)
Net loss	—	—	—	—	—	—	—	(9,023)	(9,023)
Balance as of December 31, 2006	173	$—	3,681,606	$4	$32,788	$(562)	$(169)	$(29,831)	$2,230

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cash flows from operating activities
Net loss	$(9,023)	$(7,291)	$(7,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,410	5,666	4,656
Loss attributed to minority interest	(18)	(6)	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable—tenants	41	(9)	25
Increase in cash in escrow	(280)	(43)	(26)
(Increase) decrease in other assets	(771)	(315)	37
Increase (decrease) in interest payable on line of credit—affiliate	(366)	40	(1,049)
Increase (decrease) in accounts payable and accrued expenses	(223)	896	376
Increase (decrease) in due to related party	(1,330)	1,496	370
Increase in other liabilities	468	228	64
Net cash provided by (used in) operating activities	(5,092)	662	(3,385)
Cash flows from investing activities
Investment in real estate	(1,728)	(17,485)	(5,862)
Other assets	—	(207)	—
(Deposits into) withdrawals from cash in escrow	1,146	(381)	9,270
Net cash (used in) provided by investing activities	(582)	(18,073)	3,408
Cash flows from financing activities
Proceeds from mortgage notes payable	—	23,981	—
Payments on mortgage note payable	(57)	(12,052)	(43)
(Payment of) proceeds from other note payable	(5,556)	5,556	—
Payment of line of credit—affiliate	(56,597)	—	—
Proceeds from line of credit—non affiliate	40,997	—	—
Payments on line of credit—non affiliate	(2,907)	—	—
Financing costs paid	(309)	(237)	—
Amortization of financing costs	509	430	332
Advances from related party	1,852	1,953	698
Payment of deferred offering costs	(636)	(1,822)	(1,064)
Payment of equity issuance costs	(4,102)	—	—
Proceeds from sale of preferred stock	87	—	—
Proceeds from sale of common stock	36,438	—	—
Distributions to common stockholders	(207)	—	—
Distributions to preferred stockholders	(4)	—	—
Proceeds from minority interest	—	175	—
Distributions to minority partner	(2)	(2)	—
Net cash provided by (used in) financing activities	9,506	17,982	(77)
Net increase (decrease) in cash and cash equivalents	3,832	571	(54)
Cash and cash equivalents, beginning of period	1,629	1,058	1,112
Cash and cash equivalents, end of period	$5,461	$1,629	$1,058
Supplemental cash flow information:
Interest paid (includes $5,518, $5,337 and $6,515, respectively, of related party interest)	$12,600	$11,615	$12,561
Common and preferred stockholder distributions accrued	$182	$—	$—
Common stockholder distributions reinvested in accordance with our distribution reinvestment program	$169	$—	$—

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Dollars in thousands, except per share data)

NOTE A—ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc. (we or our), a Maryland Corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of market rate apartment communities. We were initially capitalized by the sale of 20,000 shares of $.001 par value common stock to an affiliated entity. The offer price of $10.00 per share resulted in gross proceeds of $200,000. We have elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986 as amended, commencing with the taxable year ended December 31, 2005. We are currently offering our common stock pursuant to a public offering that is described below.

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

We have filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the “Prospectus”), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our public offering of up to 100,000,000 shares of our common stock at a price of $10.00 per share. The registration statement also covers the offering of up to 5,000,000 shares of common stock pursuant to our distribution reinvestment plan. Until the subscribing investors are admitted as stockholders, all subscription proceeds are placed in an escrow account. Interest earned on escrowed funds is paid to investors whose funds are held in escrow in excess of 20 days, subject to certain limitations. The rate as of December 31, 2006 was 3.75%. As of December 31, 2006, we sold 3,643,817 shares from our offering raising net proceeds of $36,424 and in addition, issued 17,789 shares pursuant to our distribution reinvestment plan.

We have experienced losses since inception. We believe that a combination of our efforts to (i) increase rental revenue and contain operating costs at our apartment communities; (ii) raise sufficient offering proceeds to repay our line of credit and mortgage note related to our Seattle communities or refinance the debt; and (iii) defer certain discretionary capital improvements and payments to affiliates until January 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from December 31, 2006.

As of December 31, 2006, 2005 and 2004 we owned interests in 11, 11 and 10 apartment communities, respectively.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We account for our real estate acquisitions using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on our determination of the relative fair values of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At December 31, 2006, we have not identified any above-market or below-market leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. At December 31, 2005, we had allocated a value of $207 to in place leases associated with the acquisition of the Plano

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

community. This allocated value (net of amortization) was included in other assets on the consolidated balance sheets. As of December 31, 2006 the amount was fully amortized.

Depreciation

Buildings and furniture, fixtures and equipment are depreciated on the straight line basis over 40 and 5 years respectively, from the date of acquisition. Building improvements are depreciated on the straight line basis over their estimated service lives, as determined by management, generally between 5 and 15 years. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $6,289, $5,576 and $4,656, respectively.

Impairment

We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset and legal and environmental concerns. We have not identified any impairment indicators and consequently have not recognized an impairment loss on any of our communities.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. We maintain our cash and cash equivalents with various financial institutions. Some of our account balances exceed the amount insured by the Federal Deposit Insurance Corporation, and as a result we are subject to concentration of credit risk. We do not believe this risk is significant as we periodically review the performance of these institutions. To date we have not experienced any losses due to such risk.

Cash in Escrow

Cash in escrow consists of amounts held by mortgage lenders and restricted under the terms of various loan agreements to be used for payment of property taxes and insurance as well as interest expense and property improvements. As of December 31, 2006 and 2005, we maintained escrow balances of $2,023 and $2,899, respectively.

Accounts Receivable—Tenant

Tenant accounts receivable are reported net of an allowance for doubtful accounts. Management’s estimate of the allowance is based on historical collection experience and a review of the current status of tenant accounts receivable. It is reasonably possible that management’s estimate of the allowance will change.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain our mortgages, other note payable, line of credit-affiliate and line of credit-non affiliate. These costs are amortized over the term of the respective loans. As of December 31, 2006, deferred financing costs balance relates to the fees and costs to obtain our mortgage financing and line of credit non-affiliate.

Other Assets

Other assets include deferred offering costs of $3,520 and $2,885, respectively, as of December 31, 2006 and 2005, incurred in connection with our offering of common stock. These costs are included in other assets in the accompanying balance sheets and are deferred and will be deducted from the gross offering proceeds of our offering.

Offering Costs

Costs of $4,102 in connection with our offering have been deducted from offering proceeds at December 31, 2006. These deducted costs primarily related to selling commissions, dealer manager fees and expense reimbursements, legal fees, and prospectus printing and mailing costs, and were recorded as a deduction to the additional paid-in-capital.

Revenue Recognition

Tenant leases are classified as operating leases. Rental income attributable to leases is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different from a straight-line basis. Our leases with the tenants for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

Income Taxes

We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year ended December 31, 2005. Our management believes that we are organized and operate in such a manner as to qualify for treatment as a REIT, and we intend to continue to be organized and operate in such a manner in the foreseeable future so that we will remain qualified as a REIT for federal income tax purposes. As a REIT, we generally will not be required to pay federal corporate income taxes on our taxable income to the extent it is currently distributed to stockholders.

Accordingly, we have not recorded any current or deferred taxes for the period ended December 31, 2006. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to the sources of our gross income, the nature of our assets, the amount of our distributions and the diversity of our stock ownership, among other requirements. Accordingly, no assurance can be given that we will be able to operate in a manner to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at December 31, 2006, and therefore we believe that we satisfy this requirement.

During the twelve month period ended December 31, 2006, we generated a net operating loss of approximately $10,719. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards of $22,034. The net operating loss from 2006 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at December 31, 2006, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

We acquired properties prior to January 1, 2005, the first day of the first taxable year for which we qualified as a REIT (the “REIT Commencement Date”). If we recognize gain on the disposition of any of these assets during the 10-year period beginning on the REIT Commencement Date, then we will be subject to tax at the highest regular corporate rate on the lesser of the “Built-In Gain” or the amount of gain recognized on the disposition of such asset. It may be possible to reduce the amount of such income subject to corporate level tax by certain loss carryforwards of ours. Built-in-Gain for this purpose means the fair market value of the asset as of the REIT Commencement Date over our adjusted tax basis in the asset as of the REIT Commencement Date. We would be subject to this tax liability even if we qualify and maintain our status as a REIT.

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $6,175 as of December 31, 2006.

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2005 and 2004 period have been reclassified to conform to the 2006 presentation. These reclassifications have not changed the results of operations or stockholders’ equity.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Redeemable Common Stock

As of December 31, 2006, our share redemption program provided that redemptions are limited to those that can be funded with proceeds raised from our distribution reinvestment plan.

As the use of proceeds raised in the current calendar year from the distribution reinvestment plan is outside of our control, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, we have included an amount equal to proceeds from shares issued through our distribution reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of December 31, 2006. As of December 31, 2006 and 2005 no shares had been tendered for redemption.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that this pronouncement will have on our future financial results.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE C—FINANCING

Mortgage Notes Payable

All of our mortgage debt outstanding at December 31, 2006 and 2005 is fixed rate debt secured by mortgages and deeds of trust on our apartment communities. Our mortgage debt outstanding at December 31, 2006 and 2005 is $132,468 and $132,525, respectively, and is detailed below.:

	2006	2005
Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.67% and mature on January 1, 2008. Monthly interest only payments of $147 are required beginning February 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to a new fixed or variable rate note with a final maturity of December 31, 2012, subject to certain covenants. The notes are secured by first mortgages and deeds of trust on the communities in the Seattle portfolio.	$37,850	$37,850
Mortgage notes payable to Berkshire/WAFRA Mezzanine Debt Investors Foreign Fund. The notes bear interest at 12% and mature on December 31, 2007. Monthly principal and interest payments of $86 are required beginning February 1, 2003 with a balloon payment due at maturity. Amortization is calculated based on a 25 year term. The loan can be extended for an additional one-year term provided that no event of default exists and we pay a 1% extension fee.	7,930	7,987
Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at rates from 4.26% to 4.32% and mature on June 1, 2010. Monthly interest only payments of $126 are required beginning July 1, 2003. A balloon payment is due at maturity. The notes are secured by mortgages and deeds of trust on the communities in the Jacksonville portfolio.	35,374	35,374
Mortgage notes payable to Berkshire Mortgage Finance Limited Partnership. The notes bear interest at 4.52% and mature on June 1, 2010. Monthly interest only payments of $148 are required beginning July 1, 2003. Upon maturity of the fixed rate note, we can either make a balloon payment for any unpaid principal or convert the note to anew fixed or variable rate note with a final maturity of December 31, 2013, subject to certain covenants. The notes are secured by mortgages and deeds of trust on the communities in the Portland portfolio.	39,333	39,333
Mortgage notes payable to Deutsche Bank Berkshire Mortgage Inc. The note bears interest at 5.14% and matures November 1, 2014. Monthly interest only payments of $53 are required beginning December 1, 2005. A balloon payment is due at maturity. The note is secured by a mortgage and deed of trust on the Plano community.	11,981	11,981
	$132,468	$132,525

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE C—FINANCING (Continued)

The weighted average effective interest rate on our mortgage debt as of December 31, 2006 and 2005 was 5.00% and 5.01%, respectively.

Repayment Schedule

Our mortgage debt matures at various times through November 1, 2014. As of December 31, 2006, scheduled principal payments through maturity are as follows:

Year ended December 31,
2007	$7,930
2008	37,850
2009	—
2010	74,707
2011	—
Thereafter	11,981
$132,468

An affiliate of our joint venture partner who oversees the operation of the Seattle communities has provided certain guarantees on notes payable related to the Seattle communities. The total amount outstanding on the notes payable as of December 31, 2006 was $45,780.

Affiliates of our joint venture partner of the Jacksonville communities have provided certain guarantees on notes payable related to the Jacksonville communities. The total amount outstanding on the notes payable as of December 31, 2006 was $16,274.

Other Note Payable

In September 2005, we borrowed $5,556 evidenced by a note payable. The note was secured by the joint venture interests of our subsidiaries in our Plano apartment community and was guaranteed by an affiliate. The note was interest only and bore interest at Libor plus 300 basis points. Interest was payable monthly to the extent of cash flow from the Plano community, and any unpaid interest accrued. The note was scheduled to mature on July 3, 2006. Under the terms of the note, we extended the maturity date to January 1, 2007 for a fee of $23. On December 7, 2006, we repaid the note and all accrued interest with proceeds from our line of credit-non affiliate. For the periods ended December 31, 2006 and 2005 interest of $421 and $117, respectively, was incurred and $0 and $6, respectively, remained payable.

Line of Credit—Affiliate

We had a $60,000 line of credit with an affiliate secured by our interests in the Seattle, Jacksonville, and Portland portfolios, and 20,000 outstanding shares held by an affiliate of the Company. The line of credit bore interest at 9.5% and had a maturity date of January 1, 2007. Interest accrued in arrears and was due and payable with respect to each calendar quarter to the extent of cash available for debt service for the current quarter. In the event cash was not available for debt service in the current quarter, interest was accrued and added to principal. Additional interest at 5.3% was due and payable with respect to each

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE C—FINANCING (Continued)

calendar quarter to the extent of cash available for debt service after payment of interest. Any unpaid additional interest would accumulate but would not be added to principal. Unpaid additional interest was payable quarterly solely from cash available for debt service after payment of the current quarter interest and current quarter additional interest. Any unpaid additional interest not paid on or before the maturity date was not due or payable. As of December 31, 2005, $56,597 was outstanding on the line. On December 7, 2006, we repaid the line of credit—affiliate principal and accrued interest with a combination of proceeds from our public offering and our non affiliate line of credit. As of December 31, 2006, 2005 and 2004 interest of $5,008, 5,377 and $5,466, respectively, was incurred and $0 and $366, respectively, remained payable at December 31, 2006 and 2005. During the year ended December 31, 2006 additional interest of $144 was incurred and paid.

Line of Credit—Non Affiliate

On December 6, 2006, we closed on a $45,000 line of credit with an unaffiliated lender. An initial draw has been made to repay the line of credit-affiliate and other note payable. After repayment of the initial draw the line of credit may be used for the purchase of additional properties. The line of credit is unsecured, bears interest at varying contract rates ranging from the 30-day LIBOR plus 225 basis points (which was approximately 7.60% as of December 31, 2006) to prime plus 100 basis points (which was 9.25% at December 31, 2006) and matures on January 1, 2008. Under the terms of our credit agreement, we are obligated to utilize all net proceeds from our common stock offering to repay any amounts outstanding after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. As of December 31, 2006, $38,090 was outstanding on the line of credit and interest of $210 had been incurred and remained payable.

NOTE D—RELATED PARTY TRANSACTIONS

Line of Credit—Affiliate

During 2006 we incurred and paid to our affiliate a $100 fee as consideration for extending the line of credit affiliate maturity date to January 1, 2007. In December 2006, we repaid the outstanding principal balance of $56,597 and accrued interest (see note D). During the years ended December 31, 2006, 2005 and 2004 interest of $5,008, 5,377 and $5,466, respectively, was incurred and $366 remained payable at December 31, 2005. During the year ended December 31, 2006, additional interest of $144 was incurred and paid.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE D—RELATED PARTY TRANSACTIONS (Continued)

Portfolio Management Fees

During the period May 15, 2003 through December 31, 2004, an affiliate earned portfolio management fees of $531 in connection with management of the Seattle, Portland and Jacksonville portfolios. These fees were included in portfolio management fees on the consolidated statements of operations during the respective periods. The fee is based on .25% of total development costs, defined as total equity investment and the amount of the original mortgage payable for each portfolio. During the fourth quarter of 2005, the affiliate waived all future portfolio management fees retroactive to January 1, 2005. As of December 31, 2006 and 2005, $531 of fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

Offering, Acquisition, Organizational  and Other Costs

During the years ended December 31, 2006 and 2005, an affiliate paid or advanced funds to pay $1,863 and $1,953, respectively, for various costs associated with operating the Company. For the years ended December 31, 2006 and 2005 the total amount reimbursed to the affiliate was $11 and $0, respectively. During the years ended December 31, 2006 and 2005 we incurred acquisition fees and expenses payable to an affiliate of $446 and $150, respectively for the purchase of various communities. For the years ended December 31, 2006 and 2005 the total amounts paid to the affiliate for acquisition costs were $414 and $0, respectively. As of December 31, 2006 and 2005, the total amount due to related parties for offering, acquisition, organization and other costs is $4,809 and $2,926, respectively.

Advisors Fees

We have executed an advisory services agreement with the Advisor to pay the following fees:

Organization and Offering Expenses.   We will reimburse the Advisor for all organization and offering expenses advanced by the Advisor up to a maximum of 2.25% of Gross Offering Proceeds. Amounts that the Advisor has incurred to date are included in the offering, acquisition, organization and other costs section above.

Asset Management Fee.   We will pay the Advisor as compensation for advisory services rendered to us a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value as defined in the agreement as of the end of the preceding month. During the years ended December 31, 2006 and 2005, the Advisor earned asset management fees of $1,461 and $1,368, respectively. As of December 31, 2006 and 2005, the amounts remaining payable to the affiliate were $0 and $1,368, respectively. Our affiliate has been entitled to this fee since inception, but has waived its right to all asset management fees from the time of inception through December 31, 2004.

Acquisition Fees and Expenses.   We will pay the Advisor, as compensation payable for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of Properties, acquisition fees in an amount equal to up to 2.7% of Gross Offering Proceeds and acquisition expenses in an amount equal to up to 0.5% of Gross Offering Proceeds.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE D—RELATED PARTY TRANSACTIONS (Continued)

Amounts that the Advisor has incurred to date are included in the offering, acquisition, and organization costs section above.

Subordinated Disposition Fee.   If the Advisor or an affiliate provides a substantial amount of the services (as determined by a majority of our Independent Directors) in connection with the sale of one or more properties, we will pay the Advisor or an affiliate a subordinated disposition fee equal to the lesser of (i) one-half of a competitive real estate commission, or (ii) 3.0% of the sales price of such property or properties. The Subordinated Disposition Fee will be paid only if stockholders have received total dividends in an amount equal to 100% of the aggregate invested capital plus a 6.0% annual cumulative non-compounded return on their net invested capital. No such fees have been paid or are payable from inception through December 31, 2006.

Subordinated Share of Net Sale Proceeds.   A subordinated share of net sales proceeds will be payable to the Advisor in an amount equal to 15.0% of net sales proceeds remaining after the stockholders have received distributions equal to the sum of the Stockholders’ 6.0% Return and 100% of invested capital. No such fees have been paid or are payable from inception through December 31, 2006.

Subordinated Incentive Listing Fee.   Upon listing on a national securities exchange registered under Section 6 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or a national market system registered under Section 11QA of the Exchange Act (“Listing”) the Advisor will be entitled to a subordinated incentive listing fee in an amount equal to 10.0% of the amount by which (i) the market value of our outstanding stock,  measured by taking the average closing price or average of bid and asked price, as the cause may be, over a period of 30 consecutive days during which the stock is traded, with such period beginning 180 days after Listing (“Market Value”), plus the total of all distributions required to be paid to stockholders from our inception until the date of Listing, exceeds (ii) the sum of (A) 100% of the invested capital and (B) the total distributions required to be paid to the stockholders in order to pay the Stockholders’ 6.0% Return from inception through the date of Listing.

Dealer Manager Fees

Our securities are being sold through an affiliate of our advisor, which is a registered broker dealer (the “Dealer Manager”). The Dealer Manager receives a selling commission of up to 7% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and shares issued from our distribution reinvestment plan. The Dealer Manager also receives a fee of up to 2% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and including shares issued from our distribution reinvestment plan, as compensation for acting as Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing “wholesaling” functions. In connection with our sale of 3,663,817 shares of common stock as of December 31, 2006, we incurred $2,537 in selling commissions, all of which had been paid. In connection with the sale of 3,663,817 shares of common stock and the issuance of 17,789 shares from our distribution reinvestment plan as of December 31, 2006, we incurred $732 in dealer manager fees, of which $7 remained payable at December 31, 2006.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE E—FEES TO OUR JOINT VENTURE PARTNERS

Our joint venture partners and their affiliates are entitled to various fees as follows:

Incentive Management Fees

During the years ended December 31, 2006, 2005 and 2004, incentive management fees of $470, $263 and $32, respectively, were incurred to our joint venture partner of the Seattle Communities. These amounts are included in property operating costs on the consolidated statements of operations. As of December 31, 2006 and 2005 the accrued and unpaid incentive management fees due to our joint venture partner were $35 and $40, respectively, and are included in accounts payable and accrued expenses on the consolidated balance sheets.

During the years ended December 31, 2006, 2005 and 2004, a rate lock fee payment of $24, $24 and $24, respectively, was paid to our joint venture member of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. These amounts are included in property operating costs on the consolidated statements of operations. As of December 31, 2006 and 2005 the accrued and unpaid rate lock fees due to our joint venture partner were $2 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

Net Capital Proceeds to Joint Venture Partners

Upon disposition, and only after we have received certain priority returns, our joint  venture partners may be entitled to advisory service fees and portions of net capital proceeds, as defined in our joint venture agreements and detailed below.

Jacksonville Communities—The joint venture partner will receive 6.25% of net capital proceeds. Affiliates of the joint venture partner will also receive an advisory services fee equal to 20% of our 93.75% of any net capital proceeds as defined in the related joint venture agreement.

Seattle and Portland Communities—Affiliates of the joint venture partners will receive 25% of any net capital proceeds as defined in the related joint venture agreements.

Plano Community—The joint venture partner will receive 40% of any net capital proceeds as defined in the related joint venture agreement.

NOTE F—STOCKHOLDERS’ EQUITY

Preferred Stock

In January 2006, we issued 173 shares of 12% Series A Cumulative Non-Voting Preferred Stock raising net proceeds of $87. The outstanding preferred shares are subject to redemption, in whole or in part, at any time following January 30, 2007 at a price of $500 per share plus all accrued and unpaid dividends.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE F—STOCKHOLDERS’ EQUITY (Continued)

On August 4, 2006, our board of directors declared distributions payable to preferred stockholders of record as of the close of business on June 30, 2006. Such preferred share distributions cover the period January 30, 2006 through June 30, 2006 and total $24.99 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. The distribution was paid on August 21, 2006 and totaled $4. In December 2006 our board of directors declared distributions payable to preferred stockholders of record as of the close of business on December 31, 2006. Such preferred share distributions cover the period July 1, 2006 through December 31, 2006 and totaled $5, which is equivalent to an annual distribution rate of 12.0%. The distribution remained payable at December 31, 2006.

In December 2006 our board of directors declared distributions payable to preferred stockholders of record as of the close of business on February 2, 2007.  Such preferred share distributions cover the period January 1, 2007 through February 15, 2007 and total $7.50 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. The distribution was paid on February 15, 2007 and totaled $1. In December 2006 our board of directors also authorized a redemption, as of February 15, 2007, of all outstanding shares of preferred stock, plus any accrued and unpaid distributions, at $500 per share. The redemption was paid on February 15, 2007 and totaled $87.

Common Stock

At December 31, 2006, we had 3,663,817 shares of common stock, sold from our offering, outstanding valued at $36,638 of which 20,000 shares are owned by an affiliate of the Company.  At December 31, 2006, we had also issued 17,789 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Our board of directors declared monthly distributions payable to daily record date common stockholders beginning with the month ended July 31, 2006. The distributions are equal to an annual distribution rate of approximately 6.0% and are paid on about the 21st of the following month. Total distributions declared as of December 31, 2006 were $553 of which $169 was reinvested pursuant to our distribution reinvestment plan and $177 remained payable. The characterization for income tax reporting purposes of the distributions paid to our common stockholders in 2006 was return of capital.

Subsequent to December 31, 2006, our board of directors declared distributions to daily record holders for the months of January 2007, February 2007 and March 2007, payable February 21, 2007, March 21, 2007 and April 23, 2007 equal to an annual distribution rate of approximately 6.0%.

Stock Option Plan

We have established a stock option plan (“Stock Option Plan”) for our non-employee directors. The Stock Option Plan authorizes the grant of stock options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code, or Non-Qualified Stock Options. The exercise price of stock options may not be less than the fair market value of a share on the day the option is granted. The total number of shares subject to awards granted under the Stock Option Plan may not exceed 200,000. At December 31, 2006, 35,000 options to purchase shares of our common stock were outstanding under the Stock Option Plan of which 11,000 options were exercisable.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE F—STOCKHOLDERS’ EQUITY (Continued)

During 2006, options to purchase 15,000 shares of common stock were granted to our directors. Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of directorship, expire ten years from the date of the grant, are not transferable other than at death, and vest ratably over a four year period commencing from the date of grant.

The estimated fair value of the common stock options, which was estimated by reference to Black-Scholes-Merton formula, was immaterial at December 31, 2006. Therefore the fair value of options has not been recorded at December 31, 2006. Since the Stock Option Plan has characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate.

As of December 31, 2006, the weighted average remaining contractual term of the options granted was 8.75 years and the weighted average remaining contractual term of the exercisable options was 8.58 years.

NOTE G—FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining fair value of its financial instruments, we use available market information and appropriate valuation methodologies, such as discounted cash flow analysis. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Cash, restricted cash and accounts receivable—tenants are financial assets with carrying values that approximate fair value. Line of credit—affiliate, interest payable on line of credit—affiliate, notes payable, accounts payable and accrued expenses and due to related party are financial liabilities with carrying values that approximate fair value.

NOTE H—SUBSEQUENT EVENTS

We sold 1,294,761 shares of our common stock between January 1, 2007 and March 22, 2007, resulting in gross proceeds to us of $12,948 and, in addition, issued 27,621 shares pursuant to our distribution reinvestment plan.

On February 15, 2007, we redeemed all 173 shares of our 12% Series A Cumulative Non-Voting Preferred Stock. The shares were issued in a private placement for the purpose of having at least 100 shareholders to satisfy one of our REIT qualifications.

In February 2007, our board of directors approved a plan to restructure the manner in which we hold our assets, by converting to what is commonly referred to as an umbrella partnership REIT, or UPREIT, structure. To effect the UPREIT restructuring, we plan to form a new directly and indirectly wholly-owned partnership, Boston Capital REIT Operating Partnership, or the operating partnership, which following the restructuring will hold substantially all of our assets and liabilities, including the assumption of the obligations under our line of credit-non affiliate. After the consummation of the UPREIT restructuring, we anticipate that we will own, either directly or indirectly, all of the general partnership interests and limited partnership interests of our operating partnership. In the future, we may issue limited partnership

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2006
(Dollars in thousands, except per share data)

NOTE F—STOCKHOLDERS’ EQUITY (Continued)

units to third parties from time to time in connection with acquisitions of apartment communities. Following the UPREIT restructuring, substantially all of our business will be conducted through the operating partnership and our primary asset will be our interests in the operating partnership.

The UPREIT restructuring is contingent on our ability to secure consents from third party lenders and others with whom we have contractual relationships. Although we believe that we will be able to obtain all necessary consents and approvals for the UPREIT restructuring, the grant of those consents and approvals is not in our control and therefore there can be no assurance that the UPREIT restructuring will be completed. The UPREIT restructuring will not require stockholder approval.

NOTE I—QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter ended 12/31/06	Quarter ended 09/30/06	Quarter ended 06/30/06	Quarter ended 03/31/06
Total revenue	$6,957	$6,921	$6,747	$6,575
Net loss	$(2,929)	$(2,037)	$(1,986)	$(2,071)
Loss per share-basic and diluted	$(1)	$(2)	$(70)	$(104)

	Quarter ended 12/31/05	Quarter ended 09/30/05	Quarter ended 06/30/05	Quarter ended 03/31/05
Total revenue	$6,500	$6,039	$5,819	$5,703
Net loss	$(1,957)	$(1,898)	$(1,692)	$(1,744)
Loss per share-basic and diluted	$(98)	$(95)	$(85)	$(87)

Boston Capital Real Estate Investment Trust, Inc.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(Amounts in thousands)

Column A	Column B	Column C		Column D	Column E			Column F	Column G	Column H	Column I
				Cost Capitalized
				subsequent to	Gross amount at which carried						Life on which
		Initial cost to company		acquisition	at close of period						depreciation in
			Buildings			Buildings					latest income
			and			and		Accumulated	Date of	Date	statement is
Description	Encumbrances	Land	improvements	Improvements	Land	improvements	Total	depreciation	construction	acquired	computed
Seattle portfolio
Alderwood Park Apartments	$ 11,143	$ 3,358	$ 9,504	$ 66	$ 3,358	$ 9,570	$ 12,928	$ 972	1982	05/15/03	40 yrs.
Ridgegate Apartments	8,973	2,213	8,231	68	2,213	8,299	10,512	849	1990	05/15/03	40 yrs.
Ridgetop Apartments	11,721	1,523	12,199	131	1,523	12,330	13,853	1,256	1989	05/15/03	40 yrs.
Wellington Apartments	13,942	1,720	14,546	152	1,720	14,698	16,418	1,495	1988	05/15/03	40 yrs.
	45,779	8,814	44,480	417	8,814	44,897	53,711	4,572
Portland portfolio
Boulder Creek Apartments	11,375	2,559	14,492	203	2,559	14,695	17,254	1,341	1990	05/30/03	40 yrs.
Bridge Creek Apartments	12,958	2,970	15,510	631	2,970	16,141	19,111	1,509	1987	05/30/03	40 yrs.
Settler’s Point Apartments	15,000	3,997	17,954	363	3,997	18,317	22,314	1,684	1985	05/30/03	40 yrs.
	39,333	9,526	47,956	1,197	9,526	49,154	58,679	4,534
Jacksonville portfolio
Bay Pointe Apartments	9,800	3,000	8,353	2,892	3,000	11,245	14,245	1,668	1974	05/22/03	40 yrs.
Savannah Oaks Apartments	6,474	1,550	6,541	1,251	1,550	7,792	9,342	1,068	1971	05/22/03	40 yrs.
Spicewood Springs Apartments	19,100	6,144	21,188	1,385	6,144	22,573	28,717	2,326	1985	05/28/03	40 yrs.
	35,374	10,694	36,082	5,528	10,694	41,610	52,304	5,062
Plano portfolio
Broadstone @ Willowbend	11,981	2,050	12,477	835	2,050	13,312	15,362	485	1984	09/15/05	40 yrs.
	11,981	2,050	12,477	835	2,050	13,312	15,362	485
	$ 132,468	$ 31,084	$ 140,995	$ 7,977	$ 31,084	$ 148,972	$ 180,056	$ 14,653

S-1

Boston Capital Real Estate Investment Trust, Inc.
NOTES TO SCHEUDLE III
December 31, 2006
(Amounts in Thousands)

Reconciliation of total cost:
Balance at December 31, 2003	$157,552
Additions during the period:
Improvements	5,010
Balance at December 31, 2004	$162,562
Additions during the period:
Acquisitions	14,527
Improvements	1,473
Balance at December 31, 2005	$178,562
Additions during the period:
Improvements	1,494
Balance at December 31, 2006	$180,056
Reconciliation of accumulated depreciation:
Balance at December 31, 2003	$2,377
Additions during the period:
Depreciation expense	3,572
Balance at December 31, 2004	$5,949
Additions during the period:
Depreciation expense	4,110
Balance at December 31, 2005	$10,059
Additions during the period:
Depreciation expense	4,594
Balance at December 31, 2005	$14,653

S-2