Form 10-Q
period 2007-03-31
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2007-05-15
CIK 1260793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

or

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

7,684,467 shares of common stock, par value $.001 per share, outstanding as of May 3, 2007

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

Part I

Financial Information

Item 1. Consolidated Financial Statements.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	March 31, 2007 (Unaudited)	December 31, 2006

Assets:
Real Estate
Land	$31,084	$31,084
Building and improvements	149,835	149,417
Furniture, fixtures and equipment	8,593	8,524

	189,512	189,025
Less accumulated depreciation	(21,057)	(19,433)

	168,455	169,592

Cash and cash equivalents	7,408	6,050
Accounts receivable-tenants, net of allowance for doubtful accounts of $15 and $28, respectively	136	115
Cash in escrow	1,957	2,023
Deferred financing costs, net of accumulated amortization of $1,450 and $1,562, respectively	910	1,040
Other assets	974	4,283

Total	$179,840	$183,103

Liabilities:
Mortgage notes payable	$132,449	$132,468
Line of credit-non affiliate	27,185	38,090
Accounts payable and accrued expenses	2,799	3,156
Due to related party	1,389	5,347
Other liabilities	1,253	1,314
Distributions payable	249	182

Total Liabilities	165,324	180,557

Commitments and contingencies

Minority interest	141	147

Redeemable common stock	431	169

Stockholders' Equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A cumulative non-voting shares, 0 and 173, respectively issued and outstanding at March 31, 2007 and December 31, 2006 ($87 liquidation preference)	-	-
Common stock, $.001 par value, 400,000,000 shares authorized, 5,172,023 and 3,681,606 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5	4
Additional paid-in capital	46,926	32,788
Distributions in excess of accumulated earnings	(1,218)	(562)
Redeemable common stock	(431)	(169)
Accumulated deficit	(31,338)	(29,831)

Total Stockholders' Equity	13,944	2,230

Total	$179,840	$183,103

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue
Rental revenue	$6,909	$6,562
Other revenue	26	13

	6,935	6,575

Expenses
Property operating costs	2,838	2,481
General and administrative	1,264	980
Depreciation and amortization	1,624	1,611
Asset management fee-related party	365	365

	6,091	5,437

Operating income	844	1,138

Interest (income) expense
Interest expense on line of credit-affiliate	-	1,326
Interest expense-other	2,278	1,768
Amortization of deferred financing costs	130	124
Interest income	(53)	(4)

	2,355	3,214

Loss before minority interest	(1,511)	(2,076)

Loss attributed to minority interest	(4)	(5)

Net loss	$(1,507)	$(2,071)

Loss per common share-basic and diluted	$-	$(104)

Weighted average common shares outstanding-basic and diluted	4,425,614	20,000

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,507)	$(2,071)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	1,624	1,611
Loss allocated to minority interest	(4)	(5)
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	(21)	12
Increase in cash in escrow	(138)	(428)
Increase in other assets	195	121
Increase in interest payable on line of credit - affiliate	-	885
Decrease in accounts payable and accrued expenses	(357)	(212)
Increase in due to related party	1	392
Increase (decrease) in other liabilities	(61)	899

Net cash (used in) provided by operating activities	(268)	1,204

Cash flows from investing activities:
Investment in real estate	(487)	(535)
(Deposits into) withdrawals from cash in escrow	204	(266)

Net cash used in investing activities	(283)	(801)

Cash flows from financing activities
Payments on mortgage note payable	(19)	(17)
Payments on line of credit-non affiliate	(10,905)	-
Financing costs paid	-	(100)
Amortization of financing costs	130	124
Advances from related party	66	1,224
Payment of deferred offering costs	-	(450)
Payment of equity issuance costs	(1,564)	-
Proceeds from sale of preferred stock	-	87
Redemption of preferred stock	(87)	-
Proceeds from sale of common stock	14,617	-
Distributions to common stockholders	(321)	-
Distributions to preferred stockholders	(6)	-
Distribution to minority partner	(2)	(1)

Net cash provided by financing activities	1,909	867

Net increase in cash and cash equivalents	1,358	1,270

Cash and cash equivalents, beginning of period	6,050	1,629

Cash and cash equivalents, end of period	$7,408	$2,899

Supplemental cash flow information:
Interest paid (includes $0 and $440, respectively, of related party interest)	$2,494	$2,170

Offset of deferred offering costs and related party advances	$4,025	$-

Common and preferred stockholder distributions accrued	$249	$-

Common stockholder distributions reinvested in accordance with our distribution reinvestment program	$262	$-

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE A - ORGANIZATION

Boston Capital Real Estate Investment Trust, Inc., a Maryland Corporation, was formed on May 2, 2003 and commenced operations on May 15, 2003. We are a real estate company engaged in the acquisition, ownership, management, and operation of market rate apartment communities. We have elected to qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2005. As of March 31, 2007, we were offering our common stock pursuant to a public offering that is described below.

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

We filed a Registration Statement on Form S-11 and the related prospectus, as amended and supplemented (the "Prospectus"), with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our public offering of up to 100,000,000 shares of our common stock on a best efforts basis at a price of $10.00 per share. The registration statement also covered the offering of up to 5,000,000 shares of common stock pursuant to our distribution reinvestment plan. Until the subscribing investors are admitted as stockholders, all subscription proceeds are placed in an escrow account. Interest earned on escrowed funds is paid to investors whose funds are held in escrow in excess of 20 days, subject to certain limitations. The rate as of March 31, 2007 was 3.75%. As of March 31, 2007, we sold 5,106,613 shares from our offering raising net proceeds of $51,041 and in addition, issued 45,410 shares pursuant to our distribution reinvestment plan.

On April 18, 2007, we announced that our board of directors authorized our advisor to hire an investment banking firm to assist the board in exploring a broad range of strategic alternatives to maximize shareholder value, and authorized us to suspend sales under our current plan of distribution with regard to our best-efforts offering of securities, as soon as practicable, but in any event no later than April 30, 2007. We suspended sales of our common stock under our current plan of distribution and sales under our distribution reinvestment plan as of April 30, 2007, and will suspend redemptions under our share repurchase plan as of May 31, 2007.

We have experienced losses since inception. We believe that a combination of our efforts to (i) increase rental revenue and contain operating costs at our apartment communities; (ii) extend the maturity dates on our line of credit and mortgage note related to our Seattle communities or to refinance our debt; and (iii) defer certain discretionary capital improvements and payments to affiliates until April 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from March 31, 2007.

As of March 31, 2007 we owned interests in 11 apartment communities, which were 92% leased. The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three months then ended in accordance with generally accepted accounting principles for interim financial information in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our December 31, 2006 audited financial statements and notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2006.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At March 31, 2007, we have not identified any above-market or below-market leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. As of March 31, 2007, we have not identified any terminated leases for which the accounting treatment was not proper.

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

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain our mortgages, other note payable, line of credit-affiliate and line of credit-non affiliate. These costs are amortized over the term of the respective loans. As of March 31, 2007, deferred financing costs balance relates to the fees and costs to obtain our mortgage financing and line of credit-non affiliate.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

Other assets include deferred offering costs, prepaid expenses and other receivables.

Revenue Recognition

Tenant leases are classified as operating leases. Rental income attributable to leases is recorded net of concessions on a straight line basis over the term of the lease. Tenant leases for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual basis. Advanced receipts of rental income are deferred and classified as liabilities until earned. Interest income is recorded on an accrual basis.

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

Accordingly, we have not recorded any current or deferred taxes for the period ended March 31, 2007. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to the sources of our gross income, the nature of our assets, the amount of our distributions and the diversity of our stock ownership, among other requirements. Accordingly, no assurance can be given that we will be able to operate in a manner to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at March 31, 2007, and therefore we believe that we satisfy this requirement.

During the three month periods ended March 31, 2007 and 2006 we generated a net operating loss of approximately $1,530 and $1,669, respectively. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards of $22,034. The net operating loss from 2006 and 2007 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at March 31, 2007, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

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

March 31, 2007

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

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $6,102 as of March 31, 2007.

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

Reclassifications

Certain amounts in the 2006 period have been reclassified to conform to the 2007 presentation. These reclassifications have not changed the results of operations or stockholders' equity.

Redeemable Common Stock

As of March 31, 2007, our share redemption program provided that redemptions are limited to those that can be funded with proceeds raised from our distribution reinvestment plan.

As the use of proceeds raised in the current calendar year from the distribution reinvestment plan is outside of our control, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, we have included an amount equal to proceeds from shares issued through our distribution reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of March 31, 2007. As of March 31, 2007, no shares had been tendered for redemption.

New Accounting Pronouncement

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions but, as a REIT, we generally are not subject to income tax on our net income distributed as dividends to our shareholders. We adopted FIN 48 in January 2007 and it is not expected to have a material impact on our results of operations. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - MORTGAGE NOTES PAYABLE

All of our mortgage debt outstanding at March 31, 2007 is fixed rate debt secured by mortgages and deeds of trust on our apartment communities. The total outstanding mortgage debt at March 31, 2007 is $132,449 with an average effective interest rate of 5.00%.

Repayment Schedule

Our mortgage debt matures at various times through November 1, 2014. As of March 31, 2007, scheduled principal payments through maturity are as follows:

Period ended March 31,
2008	$45,761
2009	-
2010	-
2011	74,707
2012	-
Thereafter	11,981

$132,449

An affiliate of our joint venture partner who oversees the operation of the Seattle communities has provided certain guarantees on notes payable related to the Seattle communities. The total amount outstanding on the notes payable as of March 31, 2007 was $45,761.

Affiliates of our joint venture partner of the Jacksonville communities have provided certain guarantees on notes payable related to the Jacksonville communities. The total amount outstanding on the notes payable as of March 31, 2007 was $16,274.

NOTE D - LINE OF CREDIT- NON AFFILIATE

On December 6, 2006, we closed on a $45,000 line of credit with an unaffiliated lender. An initial draw was made to repay our former line of credit-affiliate and other note payable. After repayment of the initial draw the line of credit may be used for the purchase of additional properties. The line of credit is unsecured, bears interest at varying contract rates ranging from the 30-day LIBOR plus 225 basis points (which was approximately 7.57% as of March 31, 2007) to prime plus 100 basis points (which was 9.25% at March 31, 2007) and matures on January 1, 2008. Under the terms of our credit agreement, we are obligated to utilize all net proceeds from our common stock offering to repay any amounts outstanding after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. As of March 31, 2007, $27,185 was outstanding on the line of credit and interest of $620 had been incurred and paid during the three month period ended March 31, 2007. Subsequent to March 31, 2007, additional principal payments of $16,132 were paid. As of May 11, 2007 $11,053 remained outstanding on the line of credit. The January 1, 2008 maturity date for our line of credit- non affiliate may be extended for a period of six months, provided that prior to the initial maturity date, we extend the current termination date of our offering to a date later than the extended maturity date of our line of credit- non affiliate. Additionally, if on or before June 1, 2007, we do extend the current termination date of our offering to a date beyond the initial maturity date of our line of credit- non affiliate, we will be unable to make additional borrowings under that line of credit.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE E - RELATED PARTY TRANSACTIONS

Offering, Acquisition and Organizational Costs

During the three month period ended March 31, 2007, one of our affiliates paid, or advanced funds to pay, $66, for various costs associated with our operations. Offering costs of $4,025 were offset against amounts due to our advisor as of March 31, 2007.

Advisor Fees

Our advisor earns a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the three month periods ended March 31, 2007 and 2006, our advisor earned asset management fees of $365 and $365, respectively all of which had been paid as of March 31, 2007.

Our advisor earns acquisition fees and expenses in amounts equal to up to 2.7% and 0.5%, respectively, of Gross Offering Proceeds (as defined in the advisory agreement). During the three months ended March 31, 2007, $78 of acquisition fees and $36 of acquisition expenses were incurred as deferred acquisition costs of which $21 and $13, respectively, remained payable.

Dealer Manager Fees

Our securities were being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager receives a selling commission of up to 7% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and shares issued from our distribution reinvestment plan, all of which is reallowed to participating broker dealers. The Dealer Manager also receives a fee of up to 2% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and including shares issued from our distribution reinvestment plan, as compensation for acting as Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager may reallow up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 1,462,797 shares of common stock during the three months ended March 31, 2007, we incurred $1,013 in selling commissions, all of which has been paid. In connection with the sale of 1,462,797 shares of common stock and the issuance of 27,621 shares from our distribution reinvestment plan during the three months ended March 31, 2007, we incurred $298 in dealer manager fees, of which $6 remained payable at March 31, 2007.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - FEES TO OUR JOINT VENTURE PARTNERS

Our joint venture partners and their affiliates are entitled to various fees as follows:

Incentive Management Fees

During the three month periods ended March 31, 2007 and 2006, incentive management fees of $132 and $95, respectively, were incurred to our joint venture partner of the Seattle Communities. These amounts are included in property operating costs on the consolidated statements of operations. As of March 31, 2007 the accrued and unpaid incentive management fees due to our joint venture partner were $45 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

During the three month periods ended March 31, 2007 and 2006, a rate lock fee of $6 and $6, respectively, was incurred to our joint venture member of the Portland portfolio. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. These amounts are included in property operating costs on the consolidated statements of operations. As of March 31, 2007 the accrued and unpaid rate lock fees due to our joint venture partner were $2 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

Upon disposition, after we have received certain priority returns, our joint venture partners may be entitled to portions of net sale proceeds.

NOTE G - STOCKHOLDERS' EQUITY

Preferred Stock

In January 2006, we issued 173 shares of 12% Series A Cumulative Non-Voting Preferred Stock raising net proceeds of $87. The outstanding preferred shares were subject to redemption, in whole or in part, at any time following January 30, 2007 at a price of $500 per share plus all accrued and unpaid dividends. These shares were redeemed for $87 on February 15, 2007.

On August 4, 2006, our board of directors declared distributions payable to preferred stockholders of record as of the close of business on June 30, 2006. Such preferred share distributions covered the period January 30, 2006 through June 30, 2006 and total $24.99 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. The distribution was paid on August 21, 2006 and totaled $4. In December 2006 our board of directors declared distributions payable to preferred stockholders of record as of the close of business on December 31, 2006. Such preferred share distributions covered the period July 1, 2006 through December 31, 2006 and totaled $5, which is equivalent to an annual distribution rate of 12.0% and were paid in January 2007.

In December 2006 our board of directors declared distributions payable to preferred stockholders of record as of the close of business on February 2, 2007. Such preferred share distributions covered the period January 1, 2007 through February 15, 2007 and total $7.50 per share of preferred stock, which is equivalent to an annual distribution rate of 12.0%. The distribution was paid on February 15, 2007 and totaled $1.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE G - STOCKHOLDERS' EQUITY - CONTINUED

Common Stock

At March 31, 2007, we had 5,126,613 shares of common stock outstanding, valued at $51,266. 5,106,613 shares were sold from our offering and 20,000 shares were sold prior to our offering to an affiliate of the Company. At March 31, 2007, we had also issued 45,410 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Our board of directors declared monthly distributions payable to daily record date common stockholders beginning with the month ended July 31, 2006. The distributions are equal to an annual distribution rate of approximately 6.0% and are paid on or about the 21st of the following month. Total distributions declared as of December 31, 2006 were $553 of which $169 was reinvested pursuant to our distribution reinvestment plan and $177 remained payable. Distributions declared for the periods January through March 2007 totaled $655. Distributions paid during the three months ended March 31, 2007 were $320 and distributions reinvested were $262. As of March 31, 2007, distributions of $249 remained payable.

Our board of directors has also declared distributions to daily record holders for the months of April 2007, May 2007 and June 2007, payable May 21, 2007, June 21, 2007 and July 23, 2007, respectively equal to an annual distribution rate of approximately 6.0%.

NOTE H - SUBSEQUENT EVENTS

We issued 2,500,571 shares of our common stock between April 1, 2007 and May 3, 2007, resulting in gross proceeds to us of $25,006 and, in addition, issued 11,873 shares pursuant to our distribution reinvestment plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Forward Looking Information

This quarterly report contains statements that may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believes", "estimates", "expects" and "anticipates" and other similar expressions that are predictions of or indicate future events and trends and which do not relate solely to historical matters identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results, performance, or achievements of ours to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

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

  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

  Additional factors as discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We were formed on May 2, 2003, and have a limited operating history. Our operations consist of acquiring, managing and operating apartment communities in the United States. All of our apartment communities were purchased with funds from our former line of credit or a bank note. In December 2006, we repaid our former line of credit and the bank note with a combination of offering proceeds and initial borrowings under our current line of credit. On April 18, 2007, we announced that our board of directors authorized our advisor to hire an investment banking firm to assist the board in exploring a broad range of strategic alternatives to maximize shareholder value, and authorized us to suspend sales under our current plan of distribution with regard to our best-efforts offering of securities, as soon as practicable, but in any event no later than April 30, 2007. We suspended sales of our common stock under our current plan of distribution and sales under our distribution reinvestment plan as of April 30, 2007 and will suspend redemptions under our share repurchase plan as of May 31, 2007.

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

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of the communities, other than those referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Liquidity and Capital Resources

Our current and potential future sources of liquidity include: (i) cash from investments in real estate; (ii) interest earned on capital raised and held pending investment; (iii) proceeds from secured or unsecured financing, including from banks; (iv) undistributed funds; (v) sale of assets; and (vi) the issuance of shares in a private offering to institutional investors.

We may purchase, or enter into binding commitments to purchase interests in certain apartment communities prior to the completion of the offering, provided we have raised sufficient funds to pay off our initial borrowing on our current line of credit. As of April 30, 2007, we had not raised funds sufficient to repay the initial borrowing under our current line of credit, and we are restricted from utilizing our line of credit for additional real estate purchases until such borrowing has been repaid. Properties as of March 31, 2006 were purchased with financing obtained on our former line of credit, mortgage notes payable and through a bank note. In December 2006, we repaid our former line of credit and bank note with a combination of offering proceeds and initial borrowings under our current line of credit.

We have experienced losses since inception. We believe that a combination of our efforts to (i) increase rental revenue and contain operating costs at our apartment communities; (ii) extend the maturity dates on our line of credit and mortgage note related to our Seattle communities or to refinance our debt; and (iii) defer certain discretionary capital improvements and payments to affiliates until April 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from March 31, 2007.

Our cash and cash equivalents balance increased approximately $1,358 from approximately $6,050 at January 1, 2007 to $7,408 at March 31, 2007. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  We expended $268 on operating activities.

  We raised $14,617 in proceeds from our common stock offering and expended $1,564 on equity issuance costs.

  We repaid $10,905 of line of credit financing.

Related Party Transactions

We have an advisory agreement with our advisor, Boston Capital REIT Advisors, LLC, by which our advisor originates and presents investment opportunities to our board of directors and provides day-to-day management services to us. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing our affairs, our advisor is compensated with a monthly asset management fee equal to 1/12th of 0.75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the three months ended March 31, 2007, our advisor earned asset management fees of $365, all of which has been paid.

Also pursuant to the advisory agreement, we will pay our advisor, as compensation for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, acquisition fees and expense reimbursements in amounts equal up to 2.7% and .5% of Gross Offering Proceeds, respectively. A portion of such fees and expenses was previously incurred and is included in building and improvements and other assets. During the three months ended March 31, 2007, $78 of acquisition fees and $36 of acquisition expenses were incurred.

In the offering, our shares of common stock were sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager received a selling commission of up to 7% of the public offering price of the shares sold, all of which was reallowed to participating broker dealers. The Dealer Manager also received a fee of up to 2% of the public offering price of the shares sold as a dealer manager fee and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager may reallow up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 1,462,797 shares of common stock during the three months ended March 31, 2007, we incurred $1,013 in selling commissions, all of which had been paid. In connection with the sale of 1,462,797 shares of common stock and the issuance of 27,621 shares from our distribution reinvestment plan during the three months ended March 31, 2007, we incurred $298 in dealer manager fees, of which $6 remained payable at March 31, 2007.

As of March 31, 2007, $531 of portfolio management fees related to the period May 15, 2003 through December 31, 2004 remain payable to the affiliate and are included in due to related party on the consolidated balance sheets.

We had a $60,000 line of credit with an affiliate which was repaid in December 2006. During the three months ended March 31, 2006 interest of $1,326 was incurred, which had been paid as of March 31, 2007.

During the three months ended March 31, 2007, an affiliate paid or advanced funds to pay $66, for various costs associated with our operations. As of March 31, 2007 the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $853.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of March 31, 2007.
	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$45,761		$74,707	$-	$11,981	$132,449
Line of Credit-Non affiliate	27,185	a	-	-	-	27,185
Due to Related Party	1,389	b	-	-	-	1,389

Total	$74,335		$74,707	$-	$11,981	$161,023

a. We are obligated to use proceeds from the public offering to repay our current line of credit financing.

b. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or proceeds from our offering is sufficient to pay the obligations.

Real Estate Assets

As of March 31, 2007, we owned interests in 11 properties. Ten of the apartment communities in which we owned interests are in 3 portfolios, and the remaining apartment community is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of March 31, 2007	Occupancy Rate as of March 31, 2006

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	95%	96%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	99%	95%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	95%	99%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	93%	100%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of March 31, 2007	Occupancy Rate as of March 31, 2006

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	94%	97%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	86%	94%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	92%	91%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of March 31, 2007	Occupancy Rate as of March 31, 2006

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	89%	95%
Savannah Oaks Apartments (formerly Oaks at Timuquana)	Jacksonville, FL	228	May 22, 2003	85%	99%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	95%	94%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of March 31, 2007	Occupancy Rate as of March 31, 2006

Broadstone Preston at Willowbend Apartments (formerly Preston at Willow Bend Apartments)	West Plano, TX	229	September 15, 2005	87%	87%

On January 12, 2006 and July 7, 2006 fires occurred within the same building at one of the Portland communities (Bridge Creek Apartments) which damaged all 18 units of that building. The tentative completion date for repairs of all units is early June 2007. Anticipated costs not covered by insurance are the payment of a $10 deductible per fire and a 10% fee for an insurance expert, hired to negotiate the scope and pricing of the work with the insurance carrier.

Business interruption insurance has been covering lost rents on the damaged units and expenses incurred to relocate tenants and provide electricity to the building. As of March 31, 2007, insurance payments of $99 covering lost rents through December 31, 2006 had been received and are reflected in other income on the statement of operations in the period received. In addition, payments of $13 have been received to reimburse expenses.

Results of Operations

Comparison of Operations for the Three Months ended March 31, 2007 and 2006

The following summarizes changes in our operations for the three month periods ended March 31, 2007 and 2006. Net loss for the period ended March 31, 2007 decreased from the same prior period by approximately $564, from $2,071 to $1,507, or 27.2%.

Revenue

Revenues increased approximately $360, from $6,575 to $6,935, or 5.5%, in the current period. The increase was mainly the result of increased rental rates and decreased concessions at the communities.

Property operating costs

Property operating costs increased approximately $357, from $2,481 to $2,838, or 14.4%, in the current period. Increased insurance costs at the Jacksonville communities contributed $110 to the increase. The remainder of the increase was mainly the result of certain landscaping and repair costs at the Portland communities and certain roof repair costs at the Seattle communities.

General and administrative expenses

General and administrative expenses increased approximately $284, from $980 to $1,264, or 29.0%, in the current period. The current period experienced an increase in investor servicing and reporting costs, legal fees and professional fees associated with ensuring Sarbanes-Oxley compliance.

Depreciation and amortization

Depreciation and amortization expense increased approximately $13, from $1,611 to $1,624, or .8%, in the current period. The increase is a result of depreciation incurred on capital improvements made subsequent to March 31, 2006.

Asset management fee-related party

Asset management fees were $365 for both the current and prior period.

Interest Expense

Net interest expense decreased approximately $859, from $3,214 to $2,355, or 26.7%, in the current period. The decrease was substantially the result of refinancing an existing line of credit in December 2006 with a new line of credit. Proceeds of stockholder equity were utilized to finance the new line of credit at a lower interest rate and a lower principal balance.

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

Revenue Recognition

We classify tenant leases as operating leases. Rental income attributable to leases is recorded net of concessions on a straight line basis over the term of the lease. Leases between a tenant and property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Interest income is recorded on an accrual basis.

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

We had one variable rate line of credit outstanding as of March 31, 2007 in the amount of $27,185, which is subject to market risk associated with interest rate changes. The remainder of our debt at March 31, 2007 is fixed rate debt. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 5.14%. Our short-term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the 4.67% to 12.0%. The weighted average interest rate on debt outstanding at March 31, 2007 was 5.5%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of March 31, 2007, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $272 per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION (dollars in thousands)
Item 1.	Legal Proceedings.

Previously reported in Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1.A.	Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A., "Risk Factors", in our Annual Report on Form 10-K for the period ended December 31, 2006.

We have experienced net losses since our inception.

For the period ended March 31, 2007, we incurred net losses of approximately $1,507. We have engaged an investment banking firm to assist the board in exploring a broad range of strategic alternatives to maximize stockholder value, and have suspended sales under our offering as of April 30, 2007. We expect that we will continue to experience net losses until we repay our current line of credit. We cannot assure you that we will raise the funds necessary to repay our current line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

Our debt covenants may restrict our operating activities, which may harm our financial condition and operating results.

The mortgages on our communities contain and will contain customary negative covenants such as those that limit the owner's ability, without the prior consent of the lender, to transfer interests or further mortgage the applicable property or to discontinue insurance coverage. In addition, our current line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, which we will have to maintain. These include the requirement to provide financial statements and information requested by the lender, and limit indebtedness to our current line of credit, property mortgages and indebtedness incurred for the payment of taxes and governmental charges and for services and materials in the ordinary course of business. We must also obtain the lender's consent to the sale or refinancing of any of our properties, to any change in our control and to the placing of any lien on our properties or other assets. Our current line of credit is due and payable on the initial maturity date of January 1, 2008 which may be extended for a period of six months, provided that prior to the initial maturity date, we extend the current termination date of our offering to a date later than the extended maturity date of our current line of credit. Our offering will end no later than July 1, 2007 (unless extended with respect to the shares offered under our distribution reinvestment plan or as otherwise permitted by applicable law). Additionally, if on or before June 1, 2007, we do not extend the current termination date of our offering to a date beyond the initial maturity date of our current line of credit, we will be unable to make additional borrowings under our current line of credit.

We may rely on borrowings under another line of credit to finance capital improvement projects and for working capital. If we are unable to borrow funds under our current line of credit or to extend its initial maturity date, to borrow under another line of credit or to refinance existing indebtedness, our financial condition and results of operations would likely be adversely impacted. If we breach covenants in our debt agreements, the lender could declare a default and require us to repay the debt immediately and, if the debt is secured, could immediately take possession of the property securing the loan.

Limited diversification increases risk of loss.

The number of communities that we will own interests in and the geographic diversity of our investments will be reduced to the extent that the total proceeds of the offering are less than $1 billion. As of April 30, 2007, we have suspended sales under our offering. With limited diversity, an apartment community with poor operating results can have a greater negative effect on our operations as a whole. Currently, we own properties in the Seattle, Washington, Portland, Oregon, Salt Lake City, Utah, Plano, Texas and Jacksonville, Florida areas.

You are limited in your ability to sell shares pursuant to our share redemption program.

Even though our share redemption program provides you with the opportunity to redeem your shares for $9.15 per share (or the price you paid for the shares, if lower than $9.15) after you have held them for a period of one year, you should be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a pro rata basis at the end of each quarter and will be limited to the lesser of (i) during any calendar year, 3% of the weighted average number of shares outstanding during the prior calendar year, or (ii) the proceeds we receive from the sale of shares under our distribution reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan. We have suspended sales under our distribution reinvestment plan as of April 30, 2007 and, accordingly, repurchases of our common stock under the share redemption program will be suspended as of May 31, 2007.

Our suspension of sales and exploration of strategic alternatives may have an adverse impact on our business operations, and therefore on our operating results and/or financial outlook.

On April 18, 2007, we announced that our board of directors had authorized commencement of a process to explore a broad range of strategic alternatives to maximize shareholder value, authorized our advisor to retain an investment banker to act as financial advisors in this process and authorized us to suspend sales under our current plan of distribution with regard to our best efforts offering of securities, as soon as practicable, but in no event later than April 30, 2007. There are various risks and uncertainties relating to our exploration of strategic alternatives, including:

  the process of exploring strategic alternatives may be time consuming and expensive and, accordingly, may distract key management of our advisor from normal business operations and/or, may result in our missing or not executing on near or long-term business opportunities;

  we may be unsuccessful in achieving the benefits of any strategic alternative undertaken by us; and

  suspending sales under our offering will reduce our sources of liquidity and may diminish our ability to re-pay the initial amounts outstanding under current line of credit and meet our investment objectives.

All of the foregoing could have a material adverse effect on our operating results and/or financial outlook. In addition, if the exploration of strategic alternatives does not result in a transaction, or, alternatively, results in a transaction that alters our structure, assets or investment objectives, our ability to successfully recommence our offering may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22, 2005, our Registration Statement on Form S-11 (File No. 333-108426), covering a public offering (the "Offering") of up to 105,000,000 shares of common stock to be offered at a price of $10 per share (of which 5,000,000 shares are available pursuant to our distribution reinvestment plan at a price of $9.50 per share) was declared effective under the Securities Act of 1933, as amended.

As of March 31, 2007, we had sold 5,106,613 shares of our common stock pursuant to the offering. The net offering proceeds to us, after deducting the total expenses incurred and described herein, were $46,300. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments. As of March 31, 2007 we had also issued 45,410 shares of our common stock pursuant to our distribution reinvestment plan.

From the commencement of our offering through March 31, 2007, we incurred the following expenses in connection with the issuance and distributions of the registered securities pursuant to our offering:

Type of Expense	Amount
Other expenses to affiliates*	$4,580
Other expenses to non-affiliates	4,593

Total expenses	$9,173

* "Other expenses to affiliates" includes commissions and dealer manager fees paid to Boston Capital Securities Inc., our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

A portion of the total expenses in the amount of $407 above have been deferred. Additionally, a portion in the amount of $4,025 have been incurred by our advisor. The net offering proceeds to us after deducting our share of costs were $46,300.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: May 15, 2007	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer