Form 10-Q
period 2007-06-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2007-08-14
CIK 1260793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or

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

7,684,467 shares of common stock, par value $.001 per share, outstanding as of August 14, 2007

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

Part I

Financial Information

Item 1. Consolidated Financial Statements.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	June 30, 2007 (Unaudited)	December 31, 2006

Assets:
Real Estate
Land	$31,084	$31,084
Building and improvements	149,526	149,417
Furniture, fixtures and equipment	8,688	8,524

	189,298	189,025
Less accumulated depreciation	(22,603)	(19,433)

	166,695	169,592

Cash and cash equivalents	11,745	6,050
Accounts receivable-tenants, net of allowance for doubtful accounts of $25 and $28, respectively	217	115
Cash in escrow	1,876	2,023
Deferred financing costs, net of accumulated amortization of $1,582 and $1,562, respectively	779	1,040
Other assets	406	4,283

Total	$181,718	$183,103

Liabilities:
Mortgage notes payable	$132,435	$132,468
Line of credit-non affiliate	11,053	38,090
Accounts payable and accrued expenses	2,627	3,156
Due to related party	504	5,347
Other liabilities	1,371	1,314
Distributions payable	379	182

Total liabilities	148,369	180,557

Commitments and contingencies

Minority interest	136	147

Redeemable common stock	544	169

Stockholders' equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A cumulative non-voting shares, 0 and 173, respectively issued and outstanding at June 30, 2007 and December 31, 2006 ($87 liquidation preference)	-	-
Common stock, $.001 par value, 400,000,000 shares authorized, 7,684,467 and 3,681,606 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	8	4
Additional paid-in capital	69,226	32,788
Distributions in excess of accumulated earnings	(2,248)	(562)
Redeemable common stock	(544)	(169)
Accumulated deficit	(33,773)	(29,831)

Total stockholders' equity	32,669	2,230

Total	$181,718	$183,103

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue
Rental revenue	$6,993	$6,735	13,902	$13,297
Other revenue	109	12	135	25

	7,102	6,747	14,037	13,322

Expenses
Property operating costs	3,296	2,496	6,134	4,977
General and administrative	1,417	942	2,681	1,922
Depreciation and amortization	1,648	1,585	3,272	3,196
Asset management fee-related party	366	366	731	731
Non-monetary loss	798	-	798	-

	7,525	5,389	13,616	10,826

Operating income	(423)	1,358	421	2,496

Interest (income) expense
Interest expense on line of credit-affiliate	-	1,452	-	2,778
Interest expense-other	1,991	1,779	4,269	3,547
Amortization of deferred financing costs	131	124	261	248
Interest income	(106)	(6)	(159)	(10)

	2,016	3,349	4,371	6,563

Loss before minority interest	(2,439)	(1,991)	(3,950)	(4,067)

Loss attributed to minority interest	(4)	(5)	(8)	(10)

Net loss	$(2,435)	$(1,986)	$(3,942)	$(4,057)

Loss per common share-basic and diluted	$-	$(70)	$(1)	$(164)

Weighted average common shares outstanding-basic and diluted	6,884,063	28,304	5,661,630	24,715

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,942)	$(4,057)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	3,272	3,196
Loss allocated to minority interest	(8)	(10)
Non-monetary loss	798	-
Changes in assets and liabilities
Increase in accounts receivable-tenants	(102)	(36)
Increase in cash in escrow	(255)	(566)
(Increase) decrease in other assets	357	(425)
Increase in interest payable on line of credit - affiliate	-	48
(Increase) decrease in accounts payable and accrued expenses	(529)	132
Increase (decrease) in due to related party	(448)	800
Increase in other liabilities	57	1,104

Net cash (used in) provided by operating activities	(800)	186

Cash flows from investing activities:
Investment in real estate	(1,173)	(1,083)
Withdrawals from cash in escrow	402	76

Net cash used in investing activities	(771)	(1,007)

Cash flows from financing activities
Payments on mortgage note payable	(33)	(29)
Payments on line of credit-non affiliate	(27,037)	(123)
Amortization of financing costs	261	248
Advances from (repayments to) related party	(388)	1,793
Payment of deferred offering costs	-	(498)
Payment of equity issuance costs	(3,836)	(343)
Proceeds from sale of preferred stock	-	87
Redemption of preferred stock	(87)	-
Proceeds from sale of common stock	39,503	4,322
Distributions to common stockholders	(1,108)	(1,087)
Distributions to preferred stockholders	(6)	-
Distribution to minority partner	(3)	(2)

Net cash provided by financing activities	7,266	4,368

Net increase in cash and cash equivalents	5,695	3,547

Cash and cash equivalents, beginning of period	6,050	1,629

Cash and cash equivalents, end of period	$11,745	$5,176

Supplemental cash flow information:
Interest paid (includes $0 and $2,730, respectively, of related party interest)	$4,483	$6,152

Offset of deferred offering costs and related party advances	$4,007	$-

Deferred offering costs	$508	$-

Building and furniture, fixture and equipment reduction due to non-monetary loss, net of accumulated depreciation of $102 and $0, respectively	$798	$-

Common and preferred stockholder distributions accrued	$197	$-

Common stockholder distributions reinvested in accordance with our distribution reinvestment program	$375	$-

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

As previously announced, our board of directors authorized our advisor to hire Wachovia Capital Markets, LLC, to assist the board in exploring a broad range of strategic alternatives to maximize shareholder value, and authorized us to suspend sales under our current plan of distribution with regard to our best-efforts offering of securities, as soon as practicable, but in any event no later than April 30, 2007. We suspended sales of our common stock under our current plan of distribution and sales under our distribution reinvestment plan as of April 30, 2007, and suspended redemptions under our share repurchase plan as of May 31, 2007. As of June 30, 2007, we had sold 7,607,184 shares from our public offering raising net proceeds of $75,928 and in addition, we issued 57,283 shares pursuant to our distribution reinvestment plan.

We have experienced losses since inception. We believe that a combination of our efforts to (i) extend the maturity dates on our line of credit and mortgage notes related to our Seattle communities or refinance our debt; and (ii) defer certain discretionary capital improvements and payments to affiliates until July 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from June 30, 2007.

As of June 30, 2007 we owned interests in 11 apartment communities, which were 93% leased. The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of June 30, 2007 and for the six months then ended in accordance with generally accepted accounting principles for interim financial information in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our December 31, 2006 audited financial statements and notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include our interest in wholly-owned and majority-owned operating limited liability companies that own our apartment communities. Minority interest relates to the interest in a property partnership we do not wholly own. All inter-company balances and transactions have been eliminated in consolidation.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At June 30, 2007, we have not identified any above-market or below-market leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. As of June 30, 2007, we have not identified any terminated leases for which the accounting treatment was not proper.

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

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain our mortgages, other note payable, line of credit-affiliate and line of credit-non affiliate. These costs are amortized over the term of the respective loans. As of June 30, 2007, deferred financing costs related to the fees and costs to obtain our mortgage financing and line of credit-non affiliate.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Assets

Other assets include current prepaid expenses and current other receivables and deferred offering costs in the prior year.

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

Accordingly, we have not recorded any current or deferred taxes for the period ended June 30, 2007. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to the sources of our gross income, the nature of our assets, the amount of our distributions and the diversity of our stock ownership, among other requirements. Accordingly, no assurance can be given that we will be able to operate in a manner to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at June 30, 2007, and therefore we believe that we satisfy this requirement.

During the six month periods ended June 30, 2007 and 2006 we generated a net operating loss of approximately $4,035 and $2,939, respectively. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards of $22,034. The net operating loss from 2006 and 2007 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at June 30, 2007, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

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

June 30, 2007

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

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $4,622 as of June 30, 2007.

In July 2006, the FASB issued Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes". We adopted FIN 48 in January 2007 and it did not have a material impact on our results of operations. Accordingly, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

Tax returns filed, or to be filed, for the 2003 through 2006 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Redeemable Common Stock

Our share redemption program provides that redemptions are limited to those that can be funded with proceeds raised from our distribution reinvestment plan. As the use of proceeds raised from our distribution reinvestment plan is outside of our control, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, we have included an amount equal to proceeds from shares issued through our distribution reinvestment plan, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of June 30, 2007. As of June 30, 2007, no shares had been tendered for redemption.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - MORTGAGE NOTES PAYABLE

All of our mortgage debt outstanding at June 30, 2007 is fixed rate debt secured by mortgages and deeds of trust on our apartment communities. The total outstanding mortgage debt at June 30, 2007 is $132,435 with an average effective interest rate of 5.00%.

An affiliate of our joint venture partner who oversees the operation of the Seattle communities has provided certain guarantees on notes payable related to the Seattle communities. The total amount outstanding on the notes payable as of June 30, 2007 was $45,747.

Affiliates of our joint venture partner of the Jacksonville communities have provided certain guarantees on notes payable related to the Jacksonville communities. The total amount outstanding on the notes payable as of June 30, 2007 was $16,274.

NOTE D - LINE OF CREDIT- NON AFFILIATE

On December 6, 2006, we closed on a $45,000 line of credit with an unaffiliated lender. An initial draw was made to repay our former line of credit-affiliate and other note payable. The line of credit is unsecured, bears interest at varying contract rates ranging from the 30-day LIBOR plus 225 basis points (which was approximately 7.57% as of June 30, 2007) to prime plus 100 basis points (which was 9.25% at June 30, 2007) and matures on January 1, 2008. Under the terms of our credit agreement, we are obligated to utilize all net proceeds from our common stock offering to repay any amounts outstanding after the payment of (i) amounts necessary to pay a maximum dividend of 6% per annum (if authorized by our board of directors), (ii) costs necessary to maintain our REIT status, (iii) reasonable operating reserves and (iv) the asset management fee payable monthly to our advisor. As of June 30, 2007, $11,053 was outstanding on the line of credit and interest of $949 had been incurred and paid during the six month period ended June 30, 2007. Under the terms of our credit agreement, the January 1, 2008 maturity date for our line of credit could be extended for a period of six months, provided that prior to January 1, 2008, we extended the current termination date of our offering to a date later than the extended maturity date of our line of credit. As previously announced, we suspended sales of our offering as of April 30, 2007. Additionally, if on or before June 1, 2007, we had not extended the current termination date of our offering to a date beyond January 1, 2008, we would be unable to make additional borrowings under our line of credit. On August 10, 2007 we obtained a waiver from our lenders under our line of credit pursuant to which we may extend the January 1, 2008 maturity date of our line of credit for a period of six months without the requirement that we extend the term of our offering, subject to the payment of applicable fees and the satisfaction of certain conditions, including that there exist no event of default under the terms of our credit agreement. In addition, we obtained amendments to our credit agreement from our lenders to permit us to make additional borrowings under the line of credit without the requirement that we repay the initial borrowings under the line of credit.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE E - RELATED PARTY TRANSACTIONS

Offering, Acquisition and Organizational Costs

During the six month period ended June 30, 2007, we reimbursed one of our affiliates $388 for prior advances to fund various costs associated with our operations.

Advisor Fees

Our advisor earns a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the six month periods ended June 30, 2007 and 2006, our advisor earned asset management fees of $731 and $731, respectively, all of which had been paid as of June 30, 2007.

Our advisor earns acquisition fees and expenses in amounts equal to up to 2.7% and 0.5%, respectively, of Gross Offering Proceeds (as defined in the advisory agreement). During the six months ended June 30, 2007, $212 of acquisition fees and $100 of acquisition expenses were incurred and paid.

Portfolio Management Fees

During the six months ended June 30, 2007, we paid an affiliate $367 of portfolio management fees related to the period May 15, 2003 through December 31, 2004. As of June 30, 2007, $164 remains payable to the affiliate and is included in due to related party on the consolidated balance sheets.

Dealer Manager Fees

Our securities were being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager received a selling commission of up to 7% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and shares issued from our distribution reinvestment plan, all of which was reallowed to participating broker dealers. The Dealer Manager also received a fee of up to 2% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and including shares issued from our distribution reinvestment plan, as compensation for acting as Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager reallowed up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 3,963,368 shares of common stock during the six months ended June 30, 2007, we incurred $2,644 in selling commissions, all of which has been paid. In connection with the sale of 3,963,368 shares of common stock and the issuance of 39,493 shares from our distribution reinvestment plan during the six months ended June 30, 2007, we incurred $801 in dealer manager fees, all of which has been paid.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - FEES TO OUR JOINT VENTURE PARTNERS

Our joint venture partners and their affiliates are entitled to various fees as follows:

Incentive Management Fees

During the six month periods ended June 30, 2007 and 2006, we incurred incentive management fees of $333 and $175, respectively, which were payable to our joint venture partner of the Seattle communities. These amounts are included in property operating costs on the consolidated statements of operations. As of June 30, 2007, the accrued and unpaid incentive management fees due to our joint venture partner were $85 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

During the six month periods ended June 30, 2007 and 2006, we incurred rate lock fees of $12 and $12, respectively, which were payable to an affiliate of our joint venture partner of the Portland communities. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. These amounts are included in property operating costs on the consolidated statements of operations. As of June 30, 2007, the accrued and unpaid rate lock fees due to our joint venture partner were $2 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

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

Common Stock

At June 30, 2007, we had 7,684,467 shares of common stock outstanding, valued at $76,845. 7,607,184 shares were sold from our offering and 20,000 shares were sold prior to our offering to an affiliate of the Company. At June 30, 2007, we had also issued 57,283 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Our board of directors declared monthly distributions payable to daily record date common stockholders beginning with the month ended July 31, 2006. The distributions are equal to an annual distribution rate of approximately 6.0% ($.60 per share) and are paid on or about the 21st of the following month. Total distributions declared as of December 31, 2006 were $553 of which $169 was reinvested pursuant to our distribution reinvestment plan and $177 remained payable. Distributions declared for the periods January through June 2007 totaled $1,685. Distributions paid during the six months ended June 30, 2007 were $1,107 and distributions reinvested were $375. As of June 30, 2007, distributions of $379 remained payable.

Our board of directors has also declared distributions to daily record holders for the months of July 2007 and August 2007, payable August 21, 2007 and September 21, 2007, respectively, equal to an annual distribution rate of approximately 6.0% ($.60 per share).

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE H - NON-MONETARY LOSS

On May 2, 2007, a fire occurred at one of the Portland communities (Settler's Point Apartments) which damaged 8 units within one of the buildings. A preliminary estimate of $900 to repair the units was provided by a private adjuster. We have recorded a $798 non-monetary loss as of June 30, 2007, which represents the preliminary estimate net of accumulated depreciation on the damaged assets. As more detailed information is received from the insurance company, we will review our estimate. Insurance proceeds, net of a deductible, are expected to cover the repair costs and lost rent on the damaged units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands).

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto.

Significant Events

As previously announced, our board of directors hired Wachovia Capital Markets, LLC to assist the board in exploring a broad range of strategic alternatives to maximize shareholder value, and authorized us to suspend sales under our current plan of distribution with regard to our best-efforts offering of securities, as soon as practicable, but in any event no later than April 30, 2007. We suspended sales of our common stock under our current plan of distribution and sales under our distribution reinvestment plan as of April 30, 2007 and suspended redemptions under our share repurchase plan as of May 31, 2007.

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

  Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction of multifamily housing, slow employment growth, availability of low interest mortgages for single-family home buyers and the potential for geopolitical instability, all of which are beyond our control; and

  Additional factors as discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

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

We expect that we will acquire properties by paying the purchase price of each property in cash or equity securities, or a combination thereof, and the remainder with permanent mortgage financing which will encumber all or certain properties. Though we have no current plans to do so, if our directors deem it advisable, we may take additional loans on all or certain communities, if favorable terms are available, and use the proceeds from such loans to acquire additional properties and increase cash flow. Our ability to diversify our investments may be diminished because our initial public offering was not fully sold.

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

As of June 30, 2007, we had not raised funds sufficient to repay the initial borrowing under our current line of credit, and we were restricted from utilizing our line of credit for additional real estate purchases until such borrowing had been repaid. Our apartment communities as of June 30, 2006 were purchased with financing obtained under our former line of credit, mortgage notes payable and through a bank note. In December 2006, we repaid our former line of credit and bank note with a combination of offering proceeds and initial borrowings under our current line of credit. On August 10, 2007 we obtained a waiver from our lenders under our current line of credit pursuant to which we may extend the January 1, 2008 maturity date of our line of credit for a period of six months without the requirement that we extend the term of our offering, subject to the payment of applicable fees and the satisfaction of certain conditions, including that there exist no event of default under the terms of our credit agreement. In addition, we obtained amendments to our credit agreement from our lenders to permit us to make additional borrowings under the line of credit without the requirement that we repay the initial borrowings under the line of credit.

We have experienced losses since inception. We believe that a combination of our efforts to (i) extend the maturity dates on our line of credit and mortgage notes related to our Seattle communities or refinance our debt; and (ii) defer certain discretionary capital improvements and payments to affiliates until July 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from June 30, 2007.

Our cash and cash equivalents balance increased approximately $5,695 from approximately $6,050 at January 1, 2007 to $11,745 at June 30, 2007. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  We raised $39,503 in proceeds from our public offering and expended $3,836 on equity issuance costs.

  We repaid $27,037 of line of credit financing.

  We expended $800 on operating activities.

  We expended $1,173 on capital improvements.

  We expended $1,114 on distributions to our common and preferred stockholders.

Related Party Transactions

We have an advisory agreement with our advisor, Boston Capital REIT Advisors, LLC, by which our advisor originates and presents investment opportunities to our board of directors and provides day-to-day management services to us. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing our affairs, our advisor is compensated with a monthly asset management fee equal to 1/12th of 0.75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the six months ended June 30, 2007, our advisor earned asset management fees of $731, all of which have been paid.

Also pursuant to the advisory agreement, we will pay our advisor, as compensation for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, acquisition fees and expense reimbursements in amounts equal up to 2.7% and .5% of Gross Offering Proceeds, respectively. A portion of such fees and expenses was previously incurred and is included in building and improvements and other assets. During the six months ended June 30, 2007, $212 of acquisition fees and $100 of acquisition expenses were incurred and paid.

In the offering, our shares of common stock were sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager received a selling commission of up to 7% of the public offering price of the shares sold, all of which was reallowed to participating broker dealers. The Dealer Manager also received a fee of up to 2% of the public offering price of the shares sold as a dealer manager fee and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager may reallow up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 3,963,368 shares of common stock during the six months ended June 30, 2007, we incurred $2,644 in selling commissions, all of which had been paid. In connection with the sale of 3,963,368 shares of common stock and the issuance of 39,494 shares from our distribution reinvestment plan during the six months ended June 30, 2007, we incurred $801 in dealer manager fees, all of which had been paid.

During the six months ended June 30, 2007, we paid an affiliate $367 of portfolio management fees related to the period May 15, 2003 through December 31, 2004. As of June 30, 2007, $164 remains payable to the affiliate and is included in due to related party on the consolidated balance sheets.

We had a $60,000 line of credit with an affiliate which was repaid in December 2006. During the six months ended June 30, 2006, interest of $1,452 was incurred, which had been paid as of June 30, 2007.

During the six months ended June 30, 2007, we repaid an affiliate $388 for funds advanced to pay various costs associated with our operations. As of June 30, 2007, the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $233.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of June 30, 2007.
	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$45,747		$74,707	$-	$11,981	$132,435
Line of Credit-Non affiliate	11,053		-	-	-	11,053
Due to Related Party	504	a	-	-	-	504

Total	$57,304		$74,707	$-	$11,981	$143,992

a. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or other sources is sufficient to pay the obligations.

Real Estate Assets

As of June 30, 2007, we owned interests in 11 properties. Ten of the apartment communities in which we owned interests are in 3 portfolios, and the remaining apartment community is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2007	Occupancy Rate as of June 30, 2006

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	98%	95%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	100%	96%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	91%	99%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	90%	98%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2007	Occupancy Rate as of June 30, 2006

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	95%	98%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	98%	96%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	93%	93%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2007	Occupancy Rate as of June 30, 2006

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	91%	96%
Savannah Oaks Apartments (formerly Oaks at Timuquana)	Jacksonville, FL	228	May 22, 2003	85%	97%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	95%	96%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of June 30, 2007	Occupancy Rate as of June 30, 2006

Broadstone Preston at Willowbend Apartments (formerly Preston at Willow Bend Apartments)	West Plano, TX	229	September 15, 2005	86%	83%

On May 2, 2007, a fire occurred at one of the Portland communities (Settler's Point Apartments) which damaged 8 units within one of the buildings. A preliminary estimate of $900 to repair the units was provided by a private adjuster. We have recorded a $798 non-monetary loss as of June 30, 2007, which represents the preliminary estimate net of accumulated depreciation on the damaged assets. As more detailed information is received from the insurance company, we will review our estimate. Insurance proceeds, net of a deductible, are expected to cover the repair costs and lost rent on the damaged units.

Results of Operations

Comparison of Operations for the Six Months ended June 30, 2007 and 2006

The following summarizes changes in our operations for the six month periods ended June 30, 2007 and 2006. Net loss for the period ended June 30, 2007 decreased from the same prior period by approximately $115, from $4,057 to $3,942, or 2.8%.

Revenue

Revenues increased approximately $715, from $13,322 to $14,037, or 5.4%, in the current period. The increase was mainly the result of increased rental rates and decreased concessions at the communities.

Property operating costs

Property operating costs increased approximately $1,157, from $4,977 to $6,134, or 23.3%, in the current period. Increased insurance costs at the Jacksonville communities contributed $155 to the increase. The remainder of the increase was mainly the result of repair costs at the communities as follows: landscaping and stairwell repair costs at the Portland communities, roof and deck repair costs at the Seattle communities; stairwell repair costs at the Jacksonville communities; and roof repair costs at the Plano community.

General and administrative expenses

General and administrative expenses increased approximately $759, from $1,922 to $2,681, or 39.5%, in the current period. The current period experienced an increase in investor servicing and reporting costs, legal fees, director compensation and professional fees associated with ensuring Sarbanes-Oxley compliance.

Depreciation and amortization

Depreciation and amortization expense increased approximately $76, from $3,196 to $3,272, or 2.4%, in the current period. The increase is a result of depreciation incurred on capital improvements made subsequent to June 30, 2006.

Asset management fee-related party

Asset management fees were $731 for both the current and prior period.

Interest Expense

Net interest expense decreased approximately $2,192, from $6,563 to $4,371, or 33.4%, in the current period. The decrease was substantially the result of refinancing an existing line of credit in December 2006 with a new line of credit. Proceeds of stockholders' equity were utilized to finance the new line of credit at a lower interest rate and a lower principal balance.

Comparison of Operations for the Three Months ended June 30, 2007 and 2006

The following summarizes changes in our operations for the three month periods ended June 30, 2007 and 2006. Net loss for the period ended June 30, 2007 increased from the same prior period by approximately $449, from $1,986 to $2,435, or 22.6%.

Revenue

Revenues increased approximately $355, from $6,747 to $7,102, or 5.3%, in the current period. The increase was mainly the result of increased rental rates and decreased concessions at the communities.

Property operating costs

Property operating costs increased approximately $800, from $2,496 to $3,296, or 32.1%, in the current period. Increased insurance costs at the Jacksonville communities contributed $110 to the increase. The remainder of the increase was mainly the result of repair costs at the communities as follows: landscaping and stairwell repair costs at the Portland communities, roof and deck repair costs at the Seattle communities; stairwell repair costs at the Jacksonville communities; and roof repair costs at the Plano community.

General and administrative expenses

General and administrative expenses increased approximately $475, from $942 to $1,417, or 50.4%, in the current period. The current period experienced an increase in investor servicing and reporting costs, legal fees, director compensation and professional fees associated with ensuring Sarbanes-Oxley compliance.

Depreciation and amortization

Depreciation and amortization expense increased approximately $63, from $1,585 to $1,648, or 4.0%, in the current period. The increase is a result of depreciation incurred on capital improvements made subsequent to June 30, 2006.

Asset management fee-related party

Asset management fees were $366 for both the current and prior period.

Interest Expense

Net interest expense decreased approximately $1,333, from $3,349 to $2,016, or 39.8%, in the current period. The decrease was substantially the result of refinancing an existing line of credit in December 2006 with a new line of credit. Proceeds of stockholders' equity were utilized to finance the new line of credit at a lower interest rate and a lower principal balance.

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

We had one variable rate line of credit outstanding as of June 30, 2007 in the amount of $11,053, which is subject to market risk associated with interest rate changes. The remainder of our debt at June 30, 2007 is fixed rate debt. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 5.14%. Our short-term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the 4.67% to 12.0%. The weighted average interest rate on debt outstanding at June 30, 2007 was 5.2%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of June 30, 2007, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $111 per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION (dollars in thousands)
Item 1.	Legal Proceedings.

Previously reported in Item 3., "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1.A.	Risk Factors.

Other than as set forth below, there have been no material changes in the risk factors described in Item 1A., "Risk Factors", in our Annual Report on Form 10-K for the period ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

We have experienced net losses since our inception.

For the period ended June 30, 2007, we incurred net losses of approximately $3,942. We have engaged Wachovia Capital Markets, LLC to assist the board in exploring a broad range of strategic alternatives to maximize stockholder value, and have suspended sales under our offering as of April 30, 2007. We expect that we will continue to experience net losses until we repay our current line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

Our debt covenants may restrict our operating activities, which may harm our financial condition and operating results.

The mortgages on our communities contain and will contain customary negative covenants such as those that limit the owner's ability, without the prior consent of the lender, to transfer interests or further mortgage the applicable property or to discontinue insurance coverage. In addition, our current line of credit contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, which we will have to maintain. These include the requirement to provide financial statements and information requested by the lender, and limit indebtedness to our current line of credit, property mortgages and indebtedness incurred for the payment of taxes and governmental charges and for services and materials in the ordinary course of business. We must also obtain the lender's consent to the sale or refinancing of any of our properties, to any change in our control and to the placing of any lien on our properties or other assets. Our current line of credit is due and payable on the initial maturity date of January 1, 2008 which could be extended for a period of six months, provided that prior to January 1, 2008, we extended the current termination date of our offering to a date later than the extended maturity date of our current line of credit. Additionally, if on or before June 1, 2007, we had not extended the current termination date of our offering to a date beyond January 1, 2008, we would be unable to make additional borrowings under our line of credit. On August 10, 2007 we obtained a waiver from our lenders under our line of credit pursuant to which we may extend the January 1, 2008 maturity date of our line of credit for a period of six months without the requirement that we extend the term of our offering subject to the payment of applicable application fees and the satisfaction of certain conditions, including that there exist no event of default under the terms of our credit agreement. In addition, we obtained amendments to our credit facility from our lenders to permit us to make additional borrowings under the line of credit without the requirement that we repay the initial borrowings under the line of credit.

We may rely on borrowings under another line of credit to finance capital improvement projects and for working capital. If we are unable to borrow funds under our current line of credit or to extend its initial maturity date, to borrow under another line of credit or to refinance existing indebtedness, our financial condition and results of operations would be adversely impacted. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could immediately take possession of the property securing the loan.

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

As of June 30, 2007, we had sold 7,607,184 shares of our common stock pursuant to the offering. The net offering proceeds to us, after deducting the total expenses incurred and described herein, were $68,489. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments. As of June 30, 2007, we had also issued 57,283 shares of our common stock pursuant to our distribution reinvestment plan.

From the commencement of our offering through June 30, 2007, we incurred the following expenses in connection with the issuance and distributions of the registered securities pursuant to our offering:
Type of Expense	Amount
Other expenses to affiliates*	$6,714
Other expenses to non-affiliates	4,731

Total expenses	$11,445

* "Other expenses to affiliates" includes commissions and dealer manager fees paid to Boston Capital Securities Inc., our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

A portion of the total expenses in the amount of $4,007 have been incurred by our advisor. The net offering proceeds to us after deducting our share of costs were $68,489.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 26, 2007 Our stockholders voted on two proposals presented at the meeting and both received the requisite number of votes to pass. The results of the stockholders' votes on the two proposals are as follows:

Proposal I - Election of the following directors to serve until the 2008 Annual Meeting of Stockholders.

Nominee	For	Withheld

Philip S. Cottone	2,631,052.582	79,289.066
Kevin C. Phelan	2,631,052.582	78,789.066
Nicholas L. Iacuzio	2,631,052.582	78,789.066
John P. Manning	2,631,052.582	80,190.761
Jeffrey H. Goldstein	2,631,052.582	83,789.066

	Proposal II- The ratification of the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

	For	Against	Abstain

	2,603,657.277	90,604.452	12,984.816

	No other matters were submitted to a vote of security holders at the Annual Meeting.

Item 5.	Other Information.

	None.

Item 6.	Exhibits.

31.1* Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1** Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2** Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Boston Capital Real Estate Investment Trust Inc.

Date: August 14, 2007	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer

EXHIBIT INDEX

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC.

JUNE 30, 2007 FORM 10-Q

Exhibit No.	Description
31.1*	Certification of John P. Manning, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Marc N. Teal, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Chief Executive Officer of the Company.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Chief Financial Officer of the Company.

.

* Filed herewith

** Furnished herewith