Form 10-Q
period 2007-09-30
BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC
filed 2007-11-14
CIK 1260793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

or

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

7,684,468 shares of common stock, par value $.001 per share, outstanding as of November 14, 2007

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Part I

Financial Information

Item 1. Consolidated Financial Statements.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	September 30, 2007 (Unaudited)	December 31, 2006

Assets:
Real Estate
Land	$31,084	$31,084
Building and improvements	150,218	149,417
Furniture, fixtures and equipment	8,750	8,524

	190,052	189,025
Less accumulated depreciation	(24,259)	(19,433)

	165,793	169,592

Cash and cash equivalents	9,780	6,050
Accounts receivable-tenants, net of allowance for doubtful accounts of $26 and $28, respectively	275	115
Cash in escrow	2,264	2,023
Deferred financing costs, net of accumulated amortization of $1,713 and $1,562, respectively	648	1,040
Other assets	269	4,283

Total	$179,029	$183,103

Liabilities:
Mortgage notes payable	$132,420	$132,468
Line of credit-non affiliate	11,295	38,090
Accounts payable and accrued expenses	2,740	3,156
Due to related party	338	5,347
Other liabilities	1,893	1,314
Distributions payable	379	182

Total liabilities	149,065	180,557

Commitments and contingencies

Minority interest	129	147

Redeemable common stock	544	169

Stockholders' equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 250 shares classified and designated as 12% Series A cumulative non-voting shares, 0 and 173, respectively issued and outstanding at September 30, 2007 and December 31, 2006 ($87 liquidation preference)	-	-
Common stock, $.001 par value, 400,000,000 shares authorized, 7,684,468 and 3,681,606 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	8	4
Additional paid-in capital	69,226	32,788
Distributions in excess of accumulated earnings	(3,410)	(562)
Redeemable common stock	(544)	(169)
Accumulated deficit	(35,989)	(29,831)

Total stockholders' equity	29,291	2,230

Total	$179,029	$183,103

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue
Rental revenue	$7,060	$6,854	$20,962	$20,151
Other revenue	307	67	442	91

	7,367	6,921	21,404	20,242

Expenses
Property operating costs	4,038	2,856	10,172	7,833
General and administrative	1,699	990	4,380	2,912
Depreciation and amortization	1,668	1,569	4,940	4,765
Asset management fee-related party	365	365	1,096	1,096
Non-monetary loss	(86)	-	712	-

	7,684	5,780	21,300	16,606

Operating income	(317)	1,141	104	3,636

Interest (income) expense
Interest expense on line of credit-affiliate	-	1,374	-	4,152
Interest expense-other	1,886	1,776	6,155	5,323
Amortization of deferred financing costs	131	125	392	372
Interest income	(111)	(94)	(270)	(104)

	1,906	3,181	6,277	9,743

Loss before minority interest	(2,223)	(2,040)	(6,173)	(6,107)

Loss attributed to minority interest	(7)	(3)	(15)	(13)

Net loss	$(2,216)	$(2,037)	$(6,158)	$(6,094)

Loss per common share-basic and diluted	$-	$(2)	$(1)	$(18)

Weighted average common shares outstanding-basic and diluted	7,684,467	976,730	6,343,319	345,182

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)
	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(6,158)	$(6,094)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	4,940	4,765
Loss allocated to minority interest	(15)	(13)
Non-monetary loss	712	-
Changes in assets and liabilities
(Increase) decrease in accounts receivable-tenants	(160)	27
(Increase) decrease in cash in escrow	(847)	(1,158)
(Increase) decrease in other assets	495	(488)
Decrease in interest payable on line of credit - affiliate	-	(7)
Decrease in accounts payable and accrued expenses	(416)	(680)
Increase (decrease) in due to related party	(719)	1,130
Increase in other liabilities	579	1,853

Net cash used in by operating activities	(1,589)	(665)

Cash flows from investing activities:
Investment in real estate	(1,853)	(1,816)
Withdrawals from cash in escrow	606	221

Net cash used in investing activities	(1,247)	(1,595)

Cash flows from financing activities
Payments on mortgage note payable	(48)	(42)
Payments on line of credit-non affiliate	(27,037)	-
Borrowing on line of credit-non affiliate	242	-
Financing costs paid	-	(123)
Amortization of financing costs	392	372
Advances from (repayments to) related party	(373)	2,181
Payment of deferred offering costs	-	(906)
Payment of equity issuance costs	(3,747)	(1,687)
Proceeds from sale of preferred stock	-	87
Redemption of preferred stock (liquidation preference)	(87)	-
Proceeds from sale of common stock	39,503	14,999
Distributions to common stockholders	(2,270)	(110)
Distributions to preferred stockholders	(6)	(4)
Distribution to minority partner	(3)	(2)

Net cash provided by financing activities	6,566	14,765

Net increase in cash and cash equivalents	3,730	12,505

Cash and cash equivalents, beginning of period	6,050	2,140

Cash and cash equivalents, end of period	$9,780	$14,645

Supplemental cash flow information:
Interest paid (includes $0 and $4,159, respectively, of related party interest)	$6,369	$9,241

Offset of deferred offering costs and related party advances	$3,917	$-

Deferred offering costs	$508	$-

Building and furniture, fixture and equipment reduction due to non-monetary loss, net of accumulated depreciation of $114 and $0, respectively	$712	$-

Common and preferred stockholder distributions accrued	$197	$-

Common stockholder distributions reinvested in accordance with our distribution reinvestment program	$375	$39

See accompanying notes.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

We filed a registration statement on Form S-11 and the related prospectus, as amended and supplemented, with the Securities and Exchange Commission that became effective June 22, 2005 in connection with our public offering of up to 100,000,000 shares of our common stock on a best efforts basis at a price of $10.00 per share. The registration statement also covered the offering of up to 5,000,000 shares of common stock pursuant to our distribution reinvestment plan. We suspended sales of our common stock under our current plan of distribution and sales under our distribution reinvestment plan as of April 30, 2007, and suspended redemptions under our share repurchase plan as of May 31, 2007. As of September 30, 2007, we had sold 7,607,185 shares from our public offering raising net proceeds of $75,928, and we issued 57,283 shares pursuant to our distribution reinvestment plan.

On October 23, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by affiliates of BPG Properties, Ltd. in an all cash transaction. See Note I for more information.

As of September 30, 2007 we owned interests in 11 apartment communities, which were 94% leased. The terms "the Company," "we", "us" and "our" refer to Boston Capital Real Estate Investment Trust, Inc., together with its consolidated subsidiaries and joint ventures.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

We prepared the accompanying unaudited consolidated financial statements as of September 30, 2007 and for the nine months then ended in accordance with generally accepted accounting principles for interim financial information in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation are included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our December 31, 2006 audited financial statements and notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2006.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include our interest in wholly-owned and majority-owned operating limited liability companies that own our apartment communities. Minority interest relates to the interest in a property partnership we do not wholly-own. All inter-company balances and transactions have been eliminated in consolidation.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Our leases do not currently include fixed-rate renewal periods. At September 30, 2007, we have not identified any above-market or below-market leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant. Factors we considered in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate costs to execute similar leases including leasing commissions, legal and other related costs. The value of in-place leases exclusive of the value of the above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. As of September 30, 2007, we have not identified any terminated leases for which the accounting treatment was not proper.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2007

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

Deferred Financing Costs

Deferred financing costs include fees and costs to obtain our mortgages, other note payable, line of credit-affiliate and line of credit-non affiliate. These costs are amortized over the term of the respective loans. As of September 30, 2007, deferred financing costs related to the fees and costs to obtain our mortgage financing and line of credit-non affiliate.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2007

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

Accordingly, we have not recorded any current or deferred taxes for the period ended September 30, 2007. However, qualification and taxation as a REIT depends upon our ability to meet the various on-going requirements imposed by the Code relating to the sources of our gross income, the nature of our assets, the amount of our distributions and the diversity of our stock ownership, among other requirements. Accordingly, no assurance can be given that we will be able to operate in a manner to remain qualified as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at the applicable corporate tax rates. Finally, in order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year. We do not believe that we have any non-REIT earnings and profits at September 30, 2007, and therefore we believe that we satisfy this requirement.

During the nine month periods ended September 30, 2007 and 2006 we generated a net operating loss of approximately $6,341 and $5,614, respectively. Additionally, during the period beginning May 15, 2003 and ending December 31, 2005, we generated passive activity loss carry forwards of $22,034. The net operating loss from 2006 and 2007 may be carried forward for up to 20 years. The passive activity losses may be carried forward indefinitely. The deferred tax assets attributable to these items were established by us using a federal tax rate of 34% and a state and local tax rate of 6%. However, a corresponding valuation allowance was established at September 30, 2007, in an amount equal to each deferred tax asset due to the uncertainty as to whether we will be able to use the loss carry forwards.

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

September 30, 2007

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

The net carrying cost of our real estate assets in the consolidated balance sheets exceeds our net tax basis by approximately $4,522 as of September 30, 2007.

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

Redeemable Common Stock

Our share redemption program provides that redemptions are limited to those that can be funded with proceeds raised from our distribution reinvestment plan. As the use of proceeds raised from our distribution reinvestment plan is outside of our control, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, we have included an amount equal to proceeds from shares issued through our distribution reinvestment plan, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of September 30, 2007. As of September 30, 2007, no shares had been tendered for redemption.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE C - MORTGAGE NOTES PAYABLE

All of our mortgage debt outstanding at September 30, 2007 is fixed rate debt secured by mortgages and deeds of trust on our apartment communities. The total outstanding mortgage debt at September 30, 2007 is $132,420 with an average effective interest rate of 5.00%.

An affiliate of our joint venture partner who oversees the operation of the Seattle communities has provided certain guarantees on notes payable related to the Seattle communities. The total amount outstanding on the notes payable as of September 30, 2007 was $45,732.

Affiliates of our joint venture partner of the Jacksonville communities have provided certain guarantees on notes payable related to the Jacksonville communities. The total amount outstanding on the notes payable as of September 30, 2007 was $16,274.

NOTE D - LINE OF CREDIT- NON AFFILIATE

On December 6, 2006, we closed on a $45,000 line of credit with an unaffiliated lender. An initial draw was made to repay our former line of credit-affiliate and other note payable. The line of credit is unsecured, bears interest at varying contract rates ranging from the 30-day LIBOR plus 225 basis points (which we incurred at approximately 7.5% as of September 30, 2007) to prime plus 100 basis points (which we incurred at 9.25% at September 30, 2007) and matures on January 1, 2008. As of September 30, 2007, $11,295 was outstanding on the line of credit and interest of $1,171 had been incurred and paid during the nine month period ended September 30, 2007. On August 10, 2007 we obtained a waiver from our lenders under our line of credit pursuant to which we may extend the January 1, 2008 maturity date of our line of credit for a period of six months without the requirement that we extend the term of our offering, subject to the payment of applicable fees and the satisfaction of certain conditions, including that there exist no event of default under the terms of our credit agreement. In addition, we obtained amendments to our credit agreement from our lenders to permit us to make additional borrowings under the line of credit without the requirement that we repay the initial borrowings under the line of credit. On October 19, 2007 we obtained an agreement from our lenders under our line of credit for a second extended maturity date. The agreement provides that in the event that we extend the initial maturity date six months, we can further extend the maturity date to January 1, 2009.

As of September 30, 2007, we were not in compliance with our debt covenant to maintain an annualized third quarter net operating income debt service coverage ratio of 1.20. Higher than normal non-recurring repairs and maintenance in the third quarter resulted in a ratio of 1.12. The ratio was 1.23 when adjusted for the non-recurring costs. We have received a waiver of this covenant for the quarter ended September 30, 2007 from the lender.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE E - RELATED PARTY TRANSACTIONS

Offering, Acquisition and Organizational Costs

During the nine month period ended September 30, 2007, we reimbursed one of our affiliates $373 for prior advances to fund various costs associated with our operations.

Advisor Fees

Our advisor earns a monthly asset management fee in an amount equal to 1/12th of 0.75% of our Real Estate Asset Value (as defined in the advisory agreement) as of the end of the preceding month. During the nine month periods ended September 30, 2007 and 2006, our advisor earned asset management fees of $1,096 and $1,096, respectively, all of which had been paid as of September 30, 2007.

Our advisor earns acquisition fees and expenses in amounts equal to up to 2.7% and 0.5%, respectively, of Gross Offering Proceeds (as defined in the advisory agreement). During the nine months ended September 30, 2007, $212 of acquisition fees and $100 of acquisition expenses were incurred and paid.

Portfolio Management Fees

During the nine months ended September 30, 2007, we paid an affiliate $531 of portfolio management fees related to the period May 15, 2003 through December 31, 2004.

Dealer Manager Fees

Our securities were being sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager received a selling commission of up to 7% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and shares issued from our distribution reinvestment plan, all of which was reallowed to participating broker dealers. The Dealer Manager also received a fee of up to 2% of the public offering price of the shares sold, excluding the sale of 20,000 shares to an affiliate and including shares issued from our distribution reinvestment plan, as compensation for acting as Dealer Manager and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager reallowed up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 3,963,369 shares of common stock during the nine months ended September 30, 2007, we incurred $2,644 in selling commissions, all of which has been paid. In connection with the sale of 3,963,369 shares of common stock and the issuance of 39,493 shares from our distribution reinvestment plan during the nine months ended September 30, 2007, we incurred $801 in dealer manager fees, all of which has been paid.

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE F - FEES TO OUR JOINT VENTURE PARTNERS

Our joint venture partners and their affiliates are entitled to various fees as follows:

Incentive Management Fees

During the nine month periods ended September 30, 2007 and 2006, we incurred incentive management fees of $507 and $606, respectively, which were payable to our joint venture partner of the Seattle communities. These amounts are included in property operating costs on the consolidated statements of operations. As of September 30, 2007, the accrued and unpaid incentive management fees due to our joint venture partner were $81 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

During the nine month periods ended September 30, 2007 and 2006, we incurred rate lock fees of $18 and $18, respectively, which were payable to an affiliate of our joint venture partner of the Portland communities. The affiliate is entitled to be paid 0.06% per annum of the principal of the first mortgage loans from the cash flow of the Portland communities as compensation for its agreement to assume 100% of the risk of loss on the rate lock deposit on the first mortgage debt paid to the first mortgage holder. These amounts are included in property operating costs on the consolidated statements of operations. As of September 30, 2007, the accrued and unpaid rate lock fees due to our joint venture partner were $2 and are included in accounts payable and accrued expenses on the consolidated balance sheets.

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

Common Stock

At September 30, 2007, we had 7,684,468 shares of common stock outstanding, valued at $76,845. 7,607,185 shares were sold from our offering and 20,000 shares were sold prior to our offering to an affiliate of the Company. At September 30, 2007, we had also issued 57,283 shares of common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Our board of directors declared monthly distributions payable to daily record date common stockholders beginning with the month ended July 31, 2006. The distributions are equal to an annual distribution rate of approximately 6.0% ($.60 per share) and are paid on or about the 21st of the following month. Total distributions declared as of December 31, 2006 were $553 of which $169 was reinvested pursuant to our distribution reinvestment plan and $177 remained payable. Distributions declared for the periods January through September 2007 totaled $2,847. Distributions paid during the nine months ended September 30, 2007 were $2,269 and distributions reinvested were $375. As of September 30, 2007, distributions of $379 remained payable.

Our board of directors has also declared a distribution to daily record holders for the month of October 2007, payable November 20, 2007, equal to an annual distribution rate of approximately 6.0% ($.60 per share).

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

NOTE H - NON-MONETARY LOSS

On May 2, 2007, a fire occurred at one of the Portland communities (Settler's Point Apartments) which damaged 8 units within one of the buildings. We have recorded a $712 non-monetary loss as of September 30, 2007, which represents the loss net of accumulated depreciation on the damaged assets. Insurance proceeds, net of a deductible, are expected to cover the repair costs, code upgrades and lost rent on the damaged units. Preliminary estimates of $826 and $113, respectively, to restore the units and complete code upgrades have been provided by our independent insurance adjuster to the insurance companies for review and are currently being negotiated. As of September 30, 2007, a $200 advance has been received from the insurance company to begin demolition and restoration. Once the insurance companies approve the restoration and code upgrade estimates, the balance of the insurance proceeds will be paid. It is anticipated that restoration work will begin by the end of November 2007 and take approximately one year to complete.

NOTE I - SUBSEQUENT EVENTS

On October 23, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by affiliates of BPG Properties, Ltd. in an all cash transaction. At closing, the shareholders of the Company will have the right to receive cash, without interest, equal to (a) $13.30 per share of our common stock, plus (b) an amount equal to the product obtained by multiplying $0.00164384 by the number of days between the last dividend declaration date for which regular monthly dividends on shares of our common stock have been declared and the date immediately prior to the closing date of the merger, less (c) the sum of certain excluded distributions. The transaction, which is expected to close in the first quarter of 2008, is subject to (i) the approval of the merger by the affirmative vote of holders of a majority of the outstanding shares of our common stock and (ii) other closing conditions that are set forth in the merger agreement.

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

On October 23, 2007, the Company announced that it had signed a definitive merger agreement to be acquired by affiliates of BPG Properties, Ltd. in an all cash transaction. At closing, the shareholders of the Company will have the right to receive cash, without interest, equal to (a) $13.30 per share of our common stock, plus (b) an amount equal to the product obtained by multiplying $0.00164384 by the number of days between the last dividend declaration date for which regular monthly dividends on shares of our common stock have been declared and the date immediately prior to the closing date of the merger, less (c) the sum of certain excluded distributions. The transaction, which is expected to close in the first quarter of 2008, is subject to (i) the approval of the merger by the affirmative vote of holders of a majority of the outstanding shares of our common stock and (ii) other closing conditions that are set forth in the merger agreement.

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

  Failure of the parties to satisfy the closing conditions for the merger on a timely manner or at all, including the failure of the Company's Shareholders to approve the merger; and

  Additional factors as discussed in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and in Item 1A of this report.

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

As of September 30, 2007, we have not repaid the initial borrowing under our current line of credit, and we were restricted from utilizing our line of credit for additional real estate purchases until such borrowing had been repaid. Our apartment communities as of September 30, 2006 were purchased with financing obtained under our former line of credit, mortgage notes payable and through a bank note. In December 2006, we repaid our former line of credit and bank note with a combination of offering proceeds and initial borrowings under our current line of credit. On August 10, 2007 we obtained a waiver from our lenders under our current line of credit pursuant to which we may extend the January 1, 2008 maturity date of our line of credit for a period of six months without the requirement that we extend the term of our offering, subject to the payment of applicable fees and the satisfaction of certain conditions, including that there exist no event of default under the terms of our credit agreement. In addition, we obtained amendments to our credit agreement from our lenders to permit us to make additional borrowings under the line of credit without the requirement that we repay the initial borrowings under the line of credit. On October 19, 2007 we obtained an agreement from our lenders under our line of credit for a second extended maturity date. The agreement provides that in the event that we extend the initial maturity date six months, we can further extend the maturity date to January 1, 2009.

We have experienced losses since inception. We believe that a combination of our efforts to (i) extend the maturity dates on our line of credit and mortgage notes related to our Seattle communities or refinance our debt; and (ii) defer certain discretionary capital improvements and payments to affiliates until July 2008, will be sufficient to meet our operating, debt service and other working capital needs for at least one year from September 30, 2007.

Our cash and cash equivalents balance increased approximately $3,730 from approximately $6,050 at January 1, 2007 to $9,780 at September 30, 2007. All cash and cash equivalents are held in money market or checking accounts. The major factors affecting our cash flows are as follows:

  We raised $39,503 in proceeds from our public offering and expended $3,747 on equity issuance costs.

  We repaid $27,037 of line of credit financing.

  We expended $1,589 on operating activities.

  We expended $1,853 on capital improvements.

  We distributed $2,276 to our common and preferred stockholders.

Related Party Transactions

We have an advisory agreement with our advisor, Boston Capital REIT Advisors, LLC, by which our advisor originates and presents investment opportunities to our board of directors and provides day-to-day management services to us. Our advisor is wholly owned by Boston Capital Holdings Limited Partnership. Our Chairman and Chief Executive Officer is the general partner of and owns a controlling limited partnership interest in Boston Capital Holdings Limited Partnership. Each of our executive officers is also an officer of our advisor. For managing our affairs, our advisor is compensated with a monthly asset management fee equal to 1/12th of 0.75% of the amount invested in apartment communities (including the original principal amount of any mortgage indebtedness). During the nine months ended September 30, 2007, our advisor earned asset management fees of $1,096, all of which have been paid.

Also pursuant to the advisory agreement, we will pay our advisor, as compensation for services rendered in connection with the investigation, selection and acquisition (by purchase, investment or exchange) of properties, acquisition fees and expense reimbursements in amounts equal up to 2.7% and .5% of Gross Offering Proceeds, respectively. A portion of such fees and expenses was previously incurred and is included in building and improvements and other assets. During the nine months ended September 30, 2007, $212 of acquisition fees and $100 of acquisition expenses were incurred and paid.

In the offering, our shares of common stock were sold through an affiliate of our advisor, which is a registered broker dealer (the "Dealer Manager"). The Dealer Manager received a selling commission of up to 7% of the public offering price of the shares sold, all of which was reallowed to participating broker dealers. The Dealer Manager also received a fee of up to 2% of the public offering price of the shares sold as a dealer manager fee and for expenses incurred in connection with coordinating sales efforts, training of personnel and generally performing "wholesaling" functions. The Dealer Manager may reallow up to 1.5% of this compensation to participating broker dealers. In connection with our sale of 3,963,369 shares of common stock during the nine months ended September 30, 2007, we incurred $2,644 in selling commissions, all of which had been paid. In connection with the sale of 3,963,369 shares of common stock and the issuance of 39,493 shares from our distribution reinvestment plan during the nine months ended September 30, 2007, we incurred $801 in dealer manager fees, all of which had been paid.

During the nine months ended September 30, 2007, we paid an affiliate $531 of portfolio management fees related to the period May 15, 2003 through December 31, 2004.

We had a $60,000 line of credit with an affiliate which was repaid in December 2006. During the nine months ended September 30, 2006, interest of $4,021 was incurred, which had been paid as of September 30, 2007.

During the nine months ended September 30, 2007, we repaid an affiliate $373 for funds advanced to pay various costs associated with our operations. As of September 30, 2007, the total amount of due to related parties for organization costs, deferred offering costs, prepaid expenses, acquisition costs and operating expenses is $338.

Contractual Obligations

We pay operating expenses and interest expense from cash generated from property operations. Below is a summary of our other material obligations by maturity as of September 30, 2007.
	Less than 1 year		1-3 years	3-5 years	More than 5 years	Total

Mortgages	$45,732		$74,707	$-	$11,981	$132,420
Line of Credit-Non affiliate	11,295		-	-	-	11,295
Due to Related Party	338	a	-	-	-	338

Total	$57,365		$74,707	$-	$11,981	$144,053

a. Payments of amounts due to related parties, although currently due, can be deferred until such time as cash from operations or other sources is sufficient to pay the obligations.

Real Estate Assets

As of September 30, 2007, we owned interests in 11 properties. Ten of the apartment communities in which we owned interests are in 3 portfolios, and the remaining apartment community is a single community property. Details on the properties are as follows:

The Seattle portfolio consists of four apartment communities containing 802 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2007	Occupancy Rate as of September 30, 2006

Alderwood Park Apartments	Lynwood, WA	188	May 15, 2003	96%	94%
Ridgegate Apartments	Kent, WA	153	May 15, 2003	99%	97%
Ridgetop Apartments	Silverdale, WA	221	May 15, 2003	96%	95%
Wellington Apartments	Silverdale, WA	240	May 15, 2003	96%	94%

The Portland portfolio consists of three apartment communities containing 1,027 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2007	Occupancy Rate as of September 30, 2006

Boulder Creek Apartments	Portland, OR	296	May 30, 2003	94%	94%
Bridge Creek Apartments	Portland, OR	315	May 30, 2003	97%	88%
Settler's Point Apartments	Salt Lake City, UT	416	May 30, 2003	94%	94%

The Jacksonville portfolio consists of three apartment communities containing 1,040 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2007	Occupancy Rate as of September 30, 2006

Bay Pointe Apartments	Jacksonville, FL	300	May 22, 2003	91%	93%
Savannah Oaks Apartments (formerly Oaks at Timuquana)	Jacksonville, FL	228	May 22, 2003	90%	88%
Spicewood Springs Apartments	Jacksonville, FL	512	May 28, 2003	93%	96%

The Plano community consists of one apartment community containing 229 apartment units as follows:

Property name	City, State	Number of units	Date acquired	Occupancy Rate as of September 30, 2007	Occupancy Rate as of September 30, 2006

Broadstone Preston at Willowbend Apartments (formerly Preston at Willow Bend Apartments)	West Plano, TX	229	September 15, 2005	86%	96%

On May 2, 2007, a fire occurred at one of the Portland communities (Settler's Point Apartments) which damaged 8 units within one of the buildings. We have recorded a $712 non-monetary loss as of September 30, 2007, which represents the loss net of accumulated depreciation on the damaged assets. Insurance proceeds, net of a deductible, are expected to cover the repair costs, code upgrades and lost rent on the damaged units. Preliminary estimates of $826 and $113, respectively, to restore the units and complete code upgrades have been provided by our independent insurance adjuster to the insurance companies for review and are currently being negotiated. As of September 30, 2007, a $200 advance has been received from the insurance company to begin demolition and restoration. Once the insurance companies approve the restoration and code upgrade estimates, the balance of the insurance proceeds will be paid. It is anticipated that restoration work will begin by the end of November 2007 and take approximately one year to complete.

Results of Operations

Comparison of Operations for the Nine Months ended September 30, 2007 and 2006

The following summarizes changes in our operations for the nine month periods ended September 30, 2007 and 2006. Net loss for the period ended September 30, 2007 increased from the same prior period by approximately $64, from $6,094 to $6,158, or 1.1%.

Revenue

Revenues increased approximately $1,162, from $20,242 to $21,404, or 5.7%, in the current period. The increase was mainly the result of increased rental rates and decreased concessions at the communities and insurance receipts for the Settler's Point Apartments fire repairs.

Property operating costs

Property operating costs increased approximately $2,339, from $7,833 to $10,172, or 29.9%, in the current period. The majority of the increase was for planned maintenance and repairs to stairwells, electrical and decking and for painting and landscaping costs that were accelerated in anticipation of marketing the properties for sale. To a lesser extent there were also unplanned wind storm repairs and safety related repairs that were paid in the third quarter.

General and administrative expenses

General and administrative expenses increased approximately $1,468, from $2,912 to $4,380, or 50.4%, in the current period. The current period experienced an increase in investor servicing and reporting costs, legal fees, director compensation and professional fees associated with ensuring Sarbanes-Oxley compliance.

Depreciation and amortization

Depreciation and amortization expense increased approximately $175, from $4,765 to $4,940, or 3.7%, in the current period. The increase is a result of depreciation incurred on capital improvements made subsequent to September 30, 2006.

Asset management fee-related party

Asset management fees were $1,096 for both the current and prior period.

Interest Expense

Net interest expense decreased approximately $3,466, from $9,743 to $6,277, or 35.6%, in the current period. The decrease was substantially the result of refinancing our existing line of credit in December 2006 with a new line of credit. Proceeds of stockholders' equity were utilized to finance the new line of credit at a lower interest rate and a lower principal balance.

Comparison of Operations for the Three Months ended September 30, 2007 and 2006

The following summarizes changes in our operations for the three month periods ended September 30, 2007 and 2006. Net loss for the period ended September 30, 2007 increased from the same prior period by approximately $179, from $2,037 to $2,216, or 8.8%.

Revenue

Revenues increased approximately $446, from $6,921 to $7,367, or 6.4%, in the current period. The increase was mainly the result of increased rental rates and decreased concessions at the communities and insurance receipts for the Settler's Point Apartments fire repairs.

Property operating costs

Property operating costs increased approximately $1,182, from $2,856 to $4,038, or 41.4%, in the current period. . The majority of the increase was for planned maintenance and repairs to stairwells, electrical and decking and for painting and landscaping costs that were accelerated in anticipation of marketing the properties for sale. To a lesser extent there were also unplanned wind storm repairs and safety related repairs that were paid in the third quarter.

General and administrative expenses

General and administrative expenses increased approximately $709, from $990 to $1,699, or 71.6%, in the current period. The current period experienced an increase in investor servicing and reporting costs, legal fees and, director compensation.

Depreciation and amortization

Depreciation and amortization expense increased approximately $99, from $1,569 to $1,668, or 6.3%, in the current period. The increase is a result of depreciation incurred on capital improvements made subsequent to September 30, 2006.

Asset management fee-related party

Asset management fees were $365 for both the current and prior period.

Interest Expense

Net interest expense decreased approximately $1,275, from $3,181 to $1,906, or 40.1%, in the current period. The decrease was substantially the result of refinancing our existing line of credit in December 2006 with a new line of credit. Proceeds of stockholders' equity were utilized to finance the new line of credit at a lower interest rate and a lower principal balance.

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

We had one variable rate line of credit outstanding as of September 30, 2007 in the amount of $11,295, which is subject to market risk associated with interest rate changes. The remainder of our debt at September 30, 2007 is fixed rate debt. All of our long-term debt is fixed rate debt with interest rates ranging from 4.26% to 5.14%. Our short-term debt is a combination of fixed rate and floating rate debt with interest rates ranging from the 4.67% to 12.0%. The weighted average interest rate on debt outstanding at September 30, 2007 was 5.24%. We do not have any derivative investment, direct foreign exchange, or other market risk. Management estimates that, as of September 30, 2007, a one percentage point increase in interest rates on variable rate outstanding debt would result in additional annual interest of $113 per year. Our market risk has not changed materially from the amounts and information reported in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)	Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the period ended September 30, 2007, we incurred net losses of approximately $6,158. We expect that we will continue to experience net losses until we repay our current line of credit. We cannot be certain that we will be able to achieve and/or sustain profitability in future periods.

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

As of September 30, 2007, we had sold 7,607,185 shares of our common stock pursuant to the offering. The net offering proceeds to us, after deducting the total expenses incurred and described herein, were $68,489. After subscriptions are released from escrow and until we invest them, the net offering proceeds therefrom will be held in short-term, liquid investments. As of September 30, 2007, we had also issued 57,283 shares of our common stock pursuant to our distribution reinvestment plan.

From the commencement of our offering through September 30, 2007, we incurred the following expenses in connection with the issuance and distributions of the registered securities pursuant to our offering:

Type of Expense	Amount
Other expenses to affiliates*	$6,714
Other expenses to non-affiliates	4,642

Total expenses	$11,356

* "Other expenses to affiliates" includes commissions and dealer manager fees paid to Boston Capital Securities Inc., our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

A portion of the total expenses in the amount of $3,917 have been incurred by our advisor. The net offering proceeds to us after deducting our share of costs were $68,489.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1 Letter Agreement, dated as of August 10, 2007, between Boston Capital Real Estate Investment Trust, Inc., as Borrower, and Wachovia Bank, National Association, as Administrative Agent, Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2007 and incorporated herein by reference.)

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
Boston Capital Real Estate Investment Trust Inc.

Date: November 14, 2007	By:	/s/ John P. Manning John P. Manning

Chief Executive Officer

	By:	/s/ Marc N. Teal Marc N. Teal
Chief Financial Officer

EXHIBIT INDEX

BOSTON CAPITAL REAL ESTATE INVESTMENT TRUST INC.

SEPTEMBER 30, 2007 FORM 10-Q

Exhibit No.	Description
10.1

Letter Agreement, dated as of August 10, 2007, between Boston Capital Real Estate Investment Trust, Inc., as Borrower, and Wachovia Bank, National Association, as Administrative Agent, Lender and L/C Issuer (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2007 and incorporated herein by reference.)

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